Form 10KSB
period 1997-12-31
UNICORP INC
filed 1998-03-06
CIK 354507

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 2-73389

                                 UNICORP, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           NEVADA                                          75-1764386
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION

                             600 TRAVIS, SUITE 6500
                              HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 229-9100.

                             ----------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $0.01 PER SHARE.

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS
BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   .  NO X .
                                                                   ---     ---

         CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO
ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

         THE ISSUER HAD NO REVENUES IN ITS MOST RECENT FISCAL YEAR.

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF MARCH 2, 1998 WAS: $125,000.

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF MARCH 2, 1998, WAS: 1,040,000.

         DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                               TABLE OF CONTENTS

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
                  General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
                  Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
                  Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
         Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
         Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . 3
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
         Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . 3
         Item 6.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
                  General   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
                  Liquidity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
                  Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
         Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
         Item 9   Directors, Executive Officers, Promoters and Control Persons;
                         Compliance With Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . 6
         Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
                         Compensation of Directors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
         Item 11. Security Ownership of Certain Beneficial Owners and Management .  . . . . . . . . . . . . . . . . . . 7
         Item 12. Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
         Item 13. Exhibits and Reports on Form 8-K .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         UNICORP, Inc., (the "Company" or the "Registrant") is a Nevada corporation. As used herein, the terms the "Company" and the "Registrant" refer to the Company and its wholly owned subsidiaries, unless the context otherwise requires.

         For financial information regarding the segments of the Registrant's operations, see the information contained in the Consolidated Financial Statements incorporated by reference in Item 7 hereof. The Registrant has not had any revenues since 1991.

         The Registrant was incorporated on May 8, 1981 under the name of Texoil, Inc. for the purpose of minerals exploration, discovery, production, refining, and transportation. In August 1988, the Registrant participated in the minerals business through its then wholly-owned subsidiary, Whitsitt Oil Company, Inc., a Texas corporation. The Registrant changed its name to UNICORP, Inc. in 1989. Concurrent with the change of its name, the Registrant acquired 90 percent of the outstanding capital stock of Med-X, Inc. As a result of adverse business circumstances, no material business operations have been conducted by the Registrant since 1992.

         On December 15, 1997, the Registrant executed an Agreement and Plan of Reorganization (the "Agreement") with L. Mychal Jefferson II ("Jefferson"), the sole shareholder of The Laissez-Faire Group, Inc., a Texas corporation ("Laissez- Faire"), whereby the Registrant, in a tax-free exchange, agreed to acquire all of the outstanding shares of the capital stock of Laissez-Faire in exchange for shares of the Registrant's common stock (the "Common Stock"). The Agreement closed on December 31, 1997. Pursuant to the terms of the Agreement, Mr. Jefferson was to acquire 530,000 shares of the Class C Common Stock of the Registrant. However, at the time of the closing of the Agreement, the Registrant did not have the requisite capital structure in place to issue to Mr. Jefferson the Class C Common Stock. The necessary change in the Registrant's Articles of Incorporation will have to occur by vote of the stockholders of the Registrant at a later date. In the meantime, Mr. Jefferson agreed to take shares of the Registrant's existing Common Stock, so that after the closing, Mr. Jefferson owned 94 percent of the issued and outstanding shares of the Common Stock of the Registrant. Management expects to change the focus of the Registrant to a petroleum refining and distribution business. The Registrant anticipates that through an affiliated business, it can achieve certain purchasing and marketing advantages in purchases of raw crude and the sale of refined petroleum products to governmental agencies.

         On January 20, 1998, the Board of Directors of the Registrant voted to effectuate a reverse split of the outstanding shares of the Common Stock of the Registrant, so that thereafter, for every 273 shares of the Common Stock of the Registrant held by a stockholder of the Registrant, such stockholder shall now hold one share of the Common Stock of the Registrant. There were no fractional shares issued or cash paid in lieu of fractional shares, and consequently, all shares received as a result of the reverse split were be rounded up to nearest whole share. No vote of the stockholders was necessary to implement the change.

         Competition. The market for distribution of refined petroleum products is very competitive, which results in narrow margins. Because the distribution industry for refined petroleum products is highly fragmented, the Registrant will have numerous competitors in each of its markets, some of which may have significantly greater resources and name recognition than the Registrant. The Registrant will have very little control over its cost of product and will rely on its ability to provide value-added reliable services to maintain its margins and competitive position. If the Registrant were to fail to maintain the quality of its services, customers could choose alternative distribution sources and the Registrant's margins could decrease, which would have a material adverse effect on its business, results of operations and financial condition. Furthermore, there can be no assurance that major oil companies will not decide to distribute their own products in direct competition with the Registrant or that large customers will not attempt to buy directly from the major oil companies. The Registrant will also compete with other companies in petroleum products supply. Each of these businesses is competitive and includes competitors with significantly greater resources and brand name recognition than the Registrant, including major and large independent oil companies.

         Government Regulations. The Registrant's expected refining and transport operations will be subject to various federal, state, and local governmental regulations which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include operating bonds, reports concerning operations, and environmental inspections. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow from oil and gas wells below actual production capacity to conserve supplies of oil and gas. In addition, the production, handling, and storage transportation and disposal of oil and gas, by- products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management.

EMPLOYEES

         At December 31, 1997, the Registrant had no employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and current offices of the executive officers of the Registrant, who are to serve until the next regular meeting of the Board of Directors to be held in 1998, and serving as of the date of this Report, are set forth below. Also indicated is the date when each such person commenced serving as an executive officer of the Registrant.

                                                                                           Date Became
         NAME AND AGE                                   Office                          Executive Officer
         ------------                                   ------                          -----------------
Henry A. Schulle (34) . . . . . . . . . .    Chairman of the Board                        November 1991
L. Mychal Jefferson II (29) . . . . . . .    Chief Executive Officer, President,          January 1998
                                             Secretary and Chief Financial Officer

         A description of the business experience during the past several years for each of the executive officers of the Registrant and certain significant employees of the Registrant is set forth below.

         Henry A. Schulle has served as Chairman of the Board since November 1991. He attended Schreiner College in Kerrville, Texas, majoring in business administration. Mr. Schulle is currently employed by Dell Computer Corporation as its liaison with vendors.

         L. Mychal Jefferson II has served as President of the Registrant since January 20, 1998 when he acquired 94 percent of the Common Stock in exchange for all of his common stock in The Laissez-Faire Group, Inc., a Texas corporation ("Laissez-Faire"). He has served as President of Laissez-Faire since its founding in 1997. Mr. Jefferson began his career with Monmouth Investments, a prominent regional investment banking firm. Thereafter, he managed portfolios of major institutions and high net worth individuals at Oppenheimer & Co. Mr. Jefferson is widely engaged in professional and civic activities, including Chairman of the President's Advisory Board of the Houston Development Council. Mr. Jefferson attended the University of Southern Mississippi and the University of South Florida, majoring in Finance.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Not applicable.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Registrant is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Registrant maintains insurance coverage against potential claims in an amount which it believes to be adequate. The Registrant believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Registrant's Common Stock trades on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") in the United States. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of December 31, 1997, the Registrant was authorized to issue 50,000,000 shares of the Common Stock, of which there were issued and outstanding 16,342,000 shares. On January 20, 1998, the Board of Directors of the Registrant voted to effectuate a reverse split of the outstanding shares of the Common Stock of the Registrant, so that thereafter, for every 273 shares of the Common Stock of the Registrant held by a stockholder of the Registrant, such stockholder shall now hold one share of the Common Stock of the Registrant. There were no fractional shares issued or cash paid in lieu of fractional shares, and consequently, all shares received as a result of the reverse split were rounded up to nearest whole share. No vote of the stockholders was necessary to implement the change. As a result of such reverse split, the Registrant is still authorized to issue 50,000,000 shares of the Common Stock, but only 1,040,000 shares are issued and outstanding as of the date of this Report. The par value of the Common Stock remains unchanged at $0.01 per share. No dividends were declared or paid during the below described quarterly periods.

                                                                                           COMMON STOCK
                                                                                            BID PRICE
                                                                         ---------------------- ------------------------
 CALENDAR YEAR 1996                                                               Low                     High
 ------------------                                                      ---------------------- ------------------------
 First Quarter                                                                   $0.008                   $0.01
 Second Quarter                                                                  $0.008                   $0.01
 Third Quarter                                                                   $0.008                   $0.01
 Fourth Quarter                                                                  $0.008                   $0.01


 Calendar Year 1997                                                               Low                     High
 ------------------                                                      ---------------------- ------------------------
 First Quarter                                                                   $0.008                   $0.01
 Second Quarter                                                                  $0.008                   $0.01
 Third Quarter                                                                   $0.008                   $0.01
 Fourth Quarter                                                                  $0.008                   $0.01
        *

         As of March 2, 1998, the high and low bids with respect to the price of the Common Stock were $2.50 and $1.50, respectively. These prices represent interdealer prices, without adjustments for retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

         As of December 31, 1997, there were 997 holders of record of the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the Registrant's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Registrant appearing under Item 7 of this Report. Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations," which are not historical facts may be forward-looking statements. Such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the Registrant to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of the Registrant will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.

GENERAL

         Management intends for the Registrant to proceed in its efforts to expand holdings through the purchase of existing, profitable, private, companies where there is a demonstrable gain in productivity through the minimization of general and administrative costs which are duplicative. Management will seek to implement a capital structure which affords the greatest flexibility for future acquisitions while maintaining an adequate base of equity to cushion against fluctuations in the business cycle. It is the belief of management that numerous opportunities for vertical expansion in the refining and petrochemical business are available. Many smaller private fuel distributors and convenience store operators are available near current acquisition candidates, and given the proper capital structure, could enhance the worth and viability of the Registrant.

         A public relations agreement has been signed with Jaz Bermaine & Company to provide public relations and market exposure for the Registrant. It is expected that the Registrant will be traded on the OTC Bulletin Board until such time as the Registrant can qualify for a listing on different exchange.

         Pending Acquisitions. As of the end of 1997, the Registrant had examined nine potential acquisition candidates. Of these, a letter of intent has been signed with Sellers Petroleum Products, Inc. ("Sellers") of Yuma, Arizona, and negotiations continue with the others. Sellers engages in the marketing and distribution of refined petroleum products in Arizona and California. Expected consideration for the purchase is $7,000,000. The Registrant has also elected to pursue an agreement to purchase a refinery located at the Valverde refurbishment facility in Houston, Texas and a refinery and site, located in Nixon, Texas. The Registrant continues its search for undervalued private and public entities in related businesses. Meetings with several investment banking relationships have been held pursuant to financing for these anticipated purchases.

         Management expects that the Registrant's proposed acquisitions will expand the business of the Registrant through the acquisition of an established, growing distribution business in the southwestern United States. Management is of the opinion, that the purchase of refining, and distribution facilities in Texas will limit the Registrant's reliance upon outside refiners for refined petroleum products. The Registrant is also currently negotiating for the purchase of a third existing company which operates a distribution and convenience store operation in the southwestern United States.

         Sellers Petroleum. Sellers Petroleum Products, Inc. (herein "Sellers") is one of the largest distributors of wholesale petroleum products in the Yuma, Arizona and El Centro, California regions. Products offered include fuels (gasoline, oil, and diesel), lubricants, maintenance services, and tires, batteries, and accessories. Sellers maintains two modern bulk plant facilities located in Yuma, Arizona and El Centro, California, as well as seven state-of-the-art cardlock facilities throughout its regions. The facilities are the only ones of all regional competitors that are in compliance with all applicable EPA standards through 1998, including above ground tank storage, storm water compliance, and product transportation regulations.

         Sellers is a branded Unocal 76 jobber, although fuel is also rack purchased from various other major refiners and independents refiners based upon pricing. Unocal, Chevron, and Texaco lubricant products are also offered. Sellers has maintained a strong relationship with Unocal since its inception in 1954, and continues to be its premier distributor in the region. Sellers is currently Unocal's third largest lubricant jobber nationwide, and has been approached by Unocal to expand its service region further into both Southern California and Arizona. Its customers include both commercial and retail (cardlock and service station) accounts. Management strongly emphasizes service, with customer satisfaction evident in its 95 percent + rate of repeat business. Customer service is further augmented by through excellent staffing, characterized by low employee turnover and average employee tenure of 10 years. The Registrant expects that the current Sellers management will be retained post acquisition. Sellers has over 1,300 active accounts which order at least once per month.

         Nixon, Texas Refinery. The Nixon refinery is located on a 50 acre site approximately 40 miles south of San Antonio, Texas. The plant is certified by the U.S. Department of Energy at a rate of 17,033 barrels per day of 42 API Crude. The plant was designed to refine military jet fuel in addition to propane, C3/C4, Naptha, kerosene, diesel, gas, oil, and residuals. The refinery ran for several years delivering Military Jet fuel to all three U.S. Air Force bases in San Antonio prior to its closure after Desert Storm. The refinery can be tuned to produce the standard range of refined petroleum products to meet demand in its market area. The Registrant feels that through an association with a minority owned petroleum distributor, profit margins exceeding $3.00 per barrel refined may be realized. The refinery is currently being refurbished in Houston, Texas. Management believes that by combining its additional 6,000 to 7,000 barrels of refining capacity to the Nixon Refinery, the Registrant can process approximately 20,000 barrels of petroleum daily.

         Fluid Catalytic Catalyst. The Registrant has recently entered into a letter of intent to purchase from Equitable Assets, Inc. approximately 58,000 tons of fluid catalytic catalyst (Zeolite), which is used in the refining, agriculture, water purification, turf management, and air purification markets, in exchange for 420,000 shares of the Registrant's Class A Common Stock and $5,800,000 of $100 Par Series A Callable Preferred Stock. The Registrant does not yet have in place the requisite capital structure to conclude the sale and purchase, but after the expected stockholders' meeting to be called for the purpose of amending the Registrant's articles of incorporation, the transaction can go forward. The proposed purchase price for the Zeolite is approximately $175 per ton. The current market price for Zeolite ranges from $300 to $1,100 per ton. The Registrant plans to sell 20,571 tons of the Zeolite to Equitable Assets, Inc. in exchange for notes and commercial paper equaling $5,000,000, or $243 per ton. Management is currently examining the wholesale markets to find customers who might be consistent purchasers for its remaining inventory of fluid catalytic catalyst. The material will also be tested to determine its efficacy in any refinery that the Registrant may purchase.

LIQUIDITY AND CAPITAL RESOURCES

         In order to complete the proposed acquisitions, the Registrant will require additional funding. Management believes that this funding is available through investment bankers who have expressed an interest in providing equity and debt funding. There can be no assurance as to the availability or terms of this financing.

         If the Registrant is to be successful in concluding the above described proposed acquisitions, it will be obligated to spend at least $400,000 in earnest money, $200,000 in purchase money, at least $100,000 in acquisition costs, plus shares of the Common Stock and other costs before formal contracts can be executed or closed. Certain anticipated transactions may require the Registrant to incur additional debt, and the degree to which the Registrant may be leveraged could have important consequences, including the following: (i) the possible impairment of the Registrant's ability to obtain financing in the future for potential acquisitions, working capital, capital expenditures or general corporate purposes; (ii) the necessity for a substantial portion of the Registrant's cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness; (iii) the potential for increased interest expense due to fluctuations in interest rates; and (iv) the potential for increased vulnerability of the Registrant to economic downturns and possible limitation of its ability to withstand competitive pressures. The Registrant's ability to meet its debt service obligations will be dependent upon the Registrant's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Registrant, many of which are beyond its control.

RESULTS OF OPERATIONS

         The Registrant has generated no revenues since 1991, and has had no activity since 1992.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required by this Item 7 appears on pages 10 through 12 of this Report, and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information set forth under "Item 1. Description of Business - Executive Officers of the Registrant" is incorporated herein by reference. At the date of this Report, the executive officers of the Registrant were Henry A. Schulle and L. Mychal Jefferson II.

         In the years prior to December 31, 1997, various officers and directors of the Registrant have failed to file a Form 3 on a timely basis upon becoming an executive officer and director of the Registrant.

         Set forth below are the directors of the Registrant, together with their ages as of the date of this Report. Each director is elected for a one year term and serves until his successor is elected and qualified.

             Name                         Age                     Position                        Director Since
             ----                         ---                     --------                        --------------
Henry A. Schulle  . . . . . . . . . . .   34              Chairman of the Board of Directors      November 1991

L. Mychal Jefferson II  . . . . . . . .   29              Director                                January 1998

         Certain information with respect to the members of the Board of Directors of the Registrant is set forth above in "Item 1. Description of Business - Executive Officers of the Registrant."

ITEM 10. EXECUTIVE COMPENSATION.

         Since 1991, the Registrant has not paid salaries or other form compensation to any of its officers or directors. Effective as of January 20, 1998, L. Mychal Jefferson II will receive an annual salary of $36,000.

COMPENSATION OF DIRECTORS

         The Registrant does not compensate any of its directors for their services to the Registrant as directors. However, the Registrant does reimburse its directors for expenses incurred in attending board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table presents certain information regarding the beneficial ownership of all shares of the Common Stock at February 28, 1998
(i) each person who owns beneficially more than five percent of the outstanding shares of the Common Stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and officers as a group.

                                                                            Shares Beneficially Owned
                                                                            -------------------------
                  Name of Beneficial Owner (1)                              Number             Percent (2)
                  -----------------------                                   ------             -------
     L. Mychal Jefferson II . . . . . . . . . . . . . . . . . . . .         940,000             90.38
     Henry A. Schulle . . . . . . . . . . . . . . . . . . . . . . .           3,810               *
     All directors and officers
       as a group (two persons) . . . . . . . . . . . . . . . . . .         943,810             90.38


---------------

*  Less than one percent.

(1) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(2) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the Common Stock outstanding as of February 28, 1998. Any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of February 28, 1998 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     List of Documents Filed with this Report.

                                                                                                                      PAGE
                                                                                                                      ----
         (1)     Consolidated Financial Statements, UNICORP, Inc. and subsidiary companies--
                 Report of Alvin L. Dahl & Associates, P.C.,
                   independent certified public accountants, dated January 28, 1998 . . . . . . . . . . . . . . . . .  10
                 Balance Sheet-for the Years Ended December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . .  11
                 Notes to Consolidated Financial Statements as of December 31, 1997 . . . . . . . . . . . . . . . . .  12

         All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

         (2)     Exhibits--

                 The exhibits indicated by an asterisk (*) are incorporated by reference.

   EXHIBIT NO.                                        IDENTIFICATION OF EXHIBIT
   -----------                                        -------------------------
      3(a)               Articles of Incorporation of Texoil, Inc. filed on May 8, 1981 with the Secretary of State of Nevada, described in the Registration Statement on Form S-2 of the
                         Registrant., effective October 13, 1981.  Commission File No. 2-73389.

      3(b)*              Certificate of Amendment to Articles of Incorporation of Texoil, Inc. filed on
                         October 10, 1989 with the Secretary of State of Nevada.

      3(c)*              Bylaws, as Amended January 20, 1998.

      10(a)              Agreement and Plan of Reorganization dated December 15, 1997 by and between
                         UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in
                         The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock, described in
                         Exhibit "1" to Form 8-K for the Registrant dated February 13, 1998 and filed
                         February 18, 1998.  Commission File No. 2-73389.

      21*                Subsidiaries of the Registrant.

      23(a)*             Consent of Alvin L. Dahl & Associates, P.C., certified public accountants.

      27*                Financial Data Schedule.

-------------
*    Filed herewith.

         (b)     Reports on Form 8-K.

         (1) Current Report on Form 8-K for the Registrant dated February 13, 1998, and filed on February 18, 1998. Commission File No. 2-73389, reporting a change in the control of the Registrant and the acquisition of assets. ("Item 1. Changes in Control of Registrant," and "Item 2. Acquisition of Assets").

         (c)     Financial Statement Schedules.

                 No schedules are required as all information required has been presented in the audited financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UNICORP, INC.



                                          By /s/  L. Mychal Jefferson II
                                            ---------------------------------
                                             L. Mychal Jefferson II, President

March 3, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                                 TITLE                                   DATE
       ---------                                 -----                                   ----
/s/ Henry A. Schulle                       Chairman of the Board                      March 3, 1998
------------------------------
Henry A. Schulle



/s/  L. Mychal Jefferson II              Chief Executive Officer,                     March 3, 1998
------------------------------          President, Secretary, Chief
L. Mychal Jefferson II                 Financial Officer, and Director

                  [ALVIN L. DAHL & ASSOCIATES, PC LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
And Stockholders
Unicorp, Inc.
2800 Post Oak, Suite 5260
Houston, Texas

We have audited the accompanying consolidated balance sheet of Unicorp, Inc. and subsidiaries as of December 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion of this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also incudes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Unicorp, Inc. as of December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the financial statement, the Company has a history of recurring losses from operations, has been dormant for several years, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in notes 5 and 10. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.



/s/ ALVIN L. DAHL & ASSOCIATES, PC
ALVIN L. DAHL & Associates, PC

January 28, 1998

Dallas, Texas

                                 UNICORP, INC.

                                 BALANCE SHEET

                     FOR THE YEARS ENDED DECEMBER 31, 1997


                                    ASSETS
                                                      1997
                                                  -----------
Current Assets:

    Cash                                                    0

    Total Current Assets                                    0

Property, Plant & Equipment                                 0
                                                  -----------
    Total Assets                                            0

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Accounts Payable                              $     7,500
                                                  -----------
    Total Current Liabilities                           7,500

Stockholders' Equity:

Common Stock                                          163,780
    50,000,000 shares authorized, 16,377,951
    issued and outstanding, par value $0.01

Paid In Capital                                     2,932,474

Retained Earnings (deficit) (Notes 9 & 10)        $(3,103,754)
                                                  -----------
Total Liabilities & Stockholders' Equity                    0

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT

                                  UNICORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF DECEMBER 31, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation. The consolidated financial statement includes the accounts of the Company and its subsidiaries. Intercompany transactions and accounts are eliminated.

Cash Equivalents. Holdings of highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents.

Inventories. Inventories are valued at the lower of cost or market.

Property, Plant, and Equipment. Property, plant, and equipment are valued at cost less depreciation and amortization. Depreciation and amortization are primarily accounted for on the straight-line method based on estimated useful lives. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred.

Sales. Income is recognized in the financial statements (and the customer billed) when products are shipped.

Income Taxes. The Company uses the asset and liability method as identified in SFAS 109, Accounting for Income Taxes.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share. Primary Earnings Per Share are based upon 16,377,951 weighted average shares of common stock outstanding. No effect has been given to common stock equivalents since none are outstanding.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.128 Earnings Per Share effective for financial statement periods ending after December 15, 1997. This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

NOTE 2. OPERATIONS AND SUBSIDIARIES

The company was incorporated in the State of Nevada on May 8, 1981. In 1988, the Stockholders voted to change the name to "Unicorp, Inc." In 1992, the Company ceased active operations; However, the president personally continued to pay state corporate fees to keep the corporations in good standing. During its active life, the Company was an oil and gas operator and a medical insurance claims processor through its wholly owned subsidiaries.

The Company owns one (1) subsidiary: Med-X Systems, Inc. (90% owned), and has evidence of ownership of two (2) additional subsidiaries: Texas Nevada Oil & Gas Company, and Whitsitt Oil Company, Inc. All are currently inactive with no known assets or liabilities. Whitsitt Oil and Texas Nevada continued to operate for a period after the parent ceased day to. day operations. The oil and gas operations were liquidated and the proceeds as well as the income from the oil & gas leases was used to pay accounts payable and day to day operating expenses.

Since the subsidiaries were inactive and the oil and gas operations have previously been liquidated, the subsidiaries are given no value in the financial statements. The Company has not been able to locate stock certificates evidencing ownership of two of its subsidiaries: Whitsitt Oil Company, Inc. and Texas Nevada Oil & Gas Company. The Company will take the necessary actions in the future to prove ownership of these subsidiaries.

NOTE 3. INCOME TAXES

The Company uses the accrual method of accounting for tax and financial reporting purposes. At December 31, 1997, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $3,000,000. These carryforwards expire through the year 2005, and are further subject to provisions of the Internal Revenue Code, Section 382. Pursuant to Statement of Financial Accounting Standards No.109, the Company has recognized a deferred tax asset attributable to the net operating loss carryover, which has been fully offset by a valuation allowance in the same amount.

                Loss Carry Forward Expirations
       1998              $   619,398
       1999              $   483,096
       2000              $   442,083
       2001              $   280,604
       2002              $   238,837
       2003              $   377,905
       2004              $   353,886
       2005              $    91,588
                         $ 2,887,397
Valuation allowance      $(2,887,397)

NOTE 4. RELATED PARTY TRANSACTIONS

Before ceasing daily operations, the former President advanced funds to the Company to cover operating expenses. These funds are not reflected on the balance sheet as a note payable. Additionally, the former President has advanced personal funds on the Company's behalf to keep the Company and Subsidiary Corporations in "good standing" with State authorities. These advances were forgiven in 1991.

NOTE 5. COMMITMENTS/SUBSEQUENT EVENTS

On December 15, 1997, the Company entered an agreement and plan of reorganization with The Laissez-Faire Group, Inc., a Texas Corporation and L. Mychal Jefferson II, its stockholder. This agreement requires the Company (Unicorp, Inc.) to acquire The Laissez-Faire Group, Inc. in an exchange of common stock. The Board of Directors approved this on December 31, 1997 with a closing date to be established in 1998.

Subsequent to the balance sheet date, the Company, as required by the aforementioned reorganization agreement, entered a commitment to purchase the oil distribution business of Sellers Petroleum ("Sellers") of Yuma, Arizona. Expected consideration for purchase is $7,000,000. The Company is also pursuing an agreement to purchase a refinery located at the Valverde refurbishment facility in Houston, Texas and a refinery and site, located in Nixon, Texas. The Company is currently seeking financing necessary to consummate these purchases.

Subsequent to the balance sheet date, the Company has committed to purchase approximately 58,000 tons of Fluid Catalytic Catalyst (Zeolite) in exchange for 420,000 shares of Class A common stock and $5,800,000 of $100 Par Series A Callable Preferred stock. A sale of 20,571 tons of the Zeolite has been arranged in exchange for collateralized notes and commercial paper equaling $5,000,000. The sale is contingent closing of the Laissez-Faire transaction.

NOTE 6. STOCKHOLDERS' EQUITY

At December 31, 1997, the number of authorized and issued Common Shares outstanding and the related par value and dividends paid are as follows:

                                                1997
                                                ----
Common Stock authorized                      50,000,000
Common Stock issued                          16,377,951
Common Stock outstanding                     16,377,951
Common Stock, per share par value          $       0.01
Cash dividends paid on common stock                   0

At the January 20, 1998 Director's meeting, a proposal was approved to reverse split the Company's common stock on a 273 to 1 basis as required by the plan of reorganization and agreement with The Laissez-Faire Group, Inc. The Company also voted to amend its charter to issue (i) one hundred million (100,000,000) shares of Class A voting common stock having a par value of $0.01 per share (ii) fifty million (50,000,000) shares of Class B non-voting common stock, having a par value of $0.01 per share (iii) ten million (10,000,000) shares of Class C voting common stock having a par value of $0.01 per share and (iv) twenty-five million (25,000,000) shares of Series A preferred stock, having a par value of $100.00 per share.

NOTE 7. YEAR 2000 ISSUES

The Company currently has no computer systems. It is anticipated that any future purchases of computer hardware or software will be evaluated to eliminate any potential Year 2000 problems. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that applicable have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

NOTE 8. OMISSION OF INCOME STATEMENT AND STATEMENT OF CASH FLOWS

The Company has not had any business activity since 1991. Expenses advanced by the former President were nominal and we're advanced to keep the Company and its Subsidiaries current with the respective State Government authorities. Since there was no income, only nominal expenses, which were advanced by a related party; the Income Statement, and Statement of Cash Flows has been omitted from this presentation.

NOTE 9. MINORITY INTEREST IN MED EX

The Company's Subsidiary, Med Ex, operated for one year (1988) and contributed approximately $25,160 of positive net income to the Company's retained earnings for that year. The ten-percent minority interest amounts to $2,516 and is deemed not material to the financial statement.

NOTE 10. GOING CONCERN ISSUES

The accompanying financial statement was prepared assuming that the Company would begin new operations as a going concern. The Company has a history of operating losses during the period 1988 through 1992; and, as of the balance sheet date, has no business activity. Although management has made commitments; and agreements have been entered into subsequent to the balance sheet date (see note 5), no assurances can be given that the new "start up" will be successful. If the agreements and commitments, which have been made by management, are not completed during 1998, the Company will have no on-going business activities or operations.

                               INDEX TO EXHIBITS

   EXHIBIT NO.                                        DESCRIPTION
   -----------                                        -----------
      3(a)               Articles of Incorporation of Texoil, Inc. filed on May 8, 1981 with the Secretary of State of Nevada, described in the Registration Statement on Form S-2 of the
                         Registrant., effective October 13, 1981.  Commission File No. 2-73389.

      3(b)*              Certificate of Amendment to Articles of Incorporation of Texoil, Inc. filed on
                         October 10, 1989 with the Secretary of State of Nevada.

      3(c)*              Bylaws, as Amended January 20, 1998.

      10(a)              Agreement and Plan of Reorganization dated December 15, 1997 by and between
                         UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in
                         The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock, described in
                         Exhibit "1" to Form 8-K for the Registrant dated February 13, 1998 and filed
                         February 18, 1998.  Commission File No. 2-73389.

      21*                Subsidiaries of the Registrant.

      23(a)*             Consent of Alvin L. Dahl & Associates, P.C., certified public accountants.

      27*                Financial Data Schedule.

-------------
*    Filed herewith.