Form 10QSB
period 1997-03-30
UNICORP INC
filed 1998-03-09
CIK 354507

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997

                                       or

               Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            For the transition period from _________ to ___________

                        Commission file number: 2-73389
                            _______________________


                                 UNICORP, INC.
             (Exact name of Registrant as specified in its charter)


                  Nevada                                        75-1764386
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification No.)

           600 Travis, Suite 6500                                  77002
               Houston, Texas                                   (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 229-9100
                            _______________________


 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ . No X .

 The number of shares outstanding of each of the Registrant's classes of Common Stock, as of September 30, 1997 was 16,377,951.

 Transitional Small Business Disclosure Format (check one):  Yes ____ .  No  X.

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

 The information required by this Item 1 appears on pages 5 through 6 of this Report, and is incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 The Registrant has had no material business operations since 1992. The Registrant has had no revenues since 1991.

                                    Part II
                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a)     List of Documents Filed with this Report.
                 ----------------------------------------
                                                                                                                     Page
                                                                                                                     ----
         (1)     Balance Sheet-for the Years Ended December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . 5
                 Notes to Consolidated Financial Statements as of December 31, 1997 . . . . . . . . . . . . . . . . . . 6

         All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

         (2)     Exhibits--
                 The exhibits indicated by an asterisk (*) are incorporated by reference.

Exhibit No.                                        Identification of Exhibit
-----------                                        -------------------------
   3(a)*              Articles of Incorporation of Texoil, Inc. filed on May 8, 1981 with the Secretary of State of Nevada, described in the Registration Statement on Form S-2 of the
                      Registrant effective October 13, 1981.  Commission File No. 2-73389.

   3(b)*              Certificate of Amendment to Articles of Incorporation of Texoil, Inc. filed on
                      October 10, 1989 with the Secretary of State of Nevada, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998.  Commission File No. 2-
                      73389.
   3(c)*
                      Bylaws, as Amended January 20, 1998, described in Form 10-KSB for the year ended
                      December 31, 1997, filed March 6, 1998.  Commission File No. 2-73389.
   10(a)*
                      Agreement and Plan of Reorganization dated December 15, 1997 by and between
                      UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in
                      The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock, described in
                      Exhibit "1" to Form 8-K for the Registrant dated February 13, 1998 and filed
                      February 18, 1998.  Commission File No. 2-73389.
   11
                      Computation of Per Share Earnings.
   27
                      Financial Data Schedule.

   (b)     Reports on Form 8-K.  None.
           -------------------

   (c)     Financial Statement Schedules.
           -----------------------------

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


                                          UNICORP, INC.



                                          By /s/  L. Mychal Jefferson II
                                            -----------------------------------
                                              L. Mychal Jefferson II, President

March 9, 1998

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

                Signature                                 Title                                   Date
                ---------                                 -----                                   ----
       /s/ Henry A. Schulle                       Chairman of the Board                      March 9, 1998
     -------------------------------
             Henry A. Schulle



       /s/  L. Mychal Jefferson II              Chief Executive Officer,                     March 9, 1998
     -------------------------------           President, Secretary, Chief
            L. Mychal Jefferson II           Financial Officer, and Director



                                 UNICORP, INC.

                                 BALANCE SHEET

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                  (UNAUDITED)


                                     ASSETS

                                                        March 31, 1997
                                                        --------------
Current Assets:

        Cash                                                       0

        Total Current Assets                                       0

Property, Plant & Equipment                                        0
                                                            --------
        Total Assets                                               0

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $  7,500
                                                            --------
        Total Current Liabilities                              7,500


Stockholder's Equity:

Common Stock                                                 163,780
        50,000,000 shares authorized, 16,377,951
        issued and outstanding, par value $0.01

Paid In Capital                                            2,932,474

Retained Earnings (deficit)  (Notes 9 & 10)              ($3,103,754)
                                                          ----------
Total Liabilities & Stockholders' Equity                           0



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT

                                 UNICORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                              AS OF MARCH 31, 1997

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

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 Earnings Per Share effective for financial statement periods ending after December 15, 1997. This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

Basis of Presentation. The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996.

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

The Company owns one (1) subsidiary; Med-X Systems, Inc. (90% owned), and has evidence of ownership of two (2) additional subsidiaries: Texas Nevada Oil & Gas Company, and Whitsitt Oil Company, Inc. All are currently inactive with no known assets or liabilities. Whitsitt Oil and Texas Nevada continued to operate for a period after the parent ceased day to day operations. The oil & gas operations were liquidated and the proceeds as well as the income from the oil & gas leases were used to pay accounts payable and day to day operating expenses.

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

NOTE 3. INCOME TAXES

The Company uses the accrual method of accounting for tax and financial reporting purposes. At December 31, 1997, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $3,000,000. These carryforwards expire through the year 2005, and are further subject to provisions of the Internal Revenue Code, Section 382. Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a deferred tax asset attributable to the net operating loss carryover, which has been fully offset by a valuation allowance in the same amount.

                Loss Carry Forward Expirations

    1998                            $619,398
    1999                            $483,096
    2000                            $442,083
    2001                            $280,604
    2002                            $238,837
    2003                            $377,905
    2004                            $353,886
    2005                            $ 91,588
                                     -------
                                  $2,887,397
Valuation allowance              ($2,887,397)

NOTE 4. STOCKHOLDERS' EQUITY

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

NOTE 5. YEAR 2000 ISSUES

The Company currently has no computer systems. It is anticipated that any future purchases of computer hardware or software will be evaluated to eliminate any potential Year 2000 problems. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

NOTE 6. OMISSION OF INCOME STATEMENT AND STATEMENT OF CASH FLOWS

The Company has not had any business activity since 1991. Expenses advanced by the former President were nominal and were advanced to keep the Company and its Subsidiaries current with the respective State Government authorities. Since there was no income, only nominal expenses, which were advanced by a related party; the Income Statement, and Statement of Cash Flows has been omitted from this presentation.

                               INDEX TO EXHIBITS

Exhibit No.                                        Identification of Exhibit
-----------                                        -------------------------
   3(a)*              Articles of Incorporation of Texoil, Inc. filed on May 8, 1981 with the Secretary of State of Nevada, described in the Registration Statement on Form S-2 of the
                      Registrant effective October 13, 1981.  Commission File No. 2-73389.

   3(b)*              Certificate of Amendment to Articles of Incorporation of Texoil, Inc. filed on
                      October 10, 1989 with the Secretary of State of Nevada, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998.  Commission File No. 2-
                      73389.
   3(c)*
                      Bylaws, as Amended January 20, 1998, described in Form 10-KSB for the year ended
                      December 31, 1997, filed March 6, 1998.  Commission File No. 2-73389.
   10(a)*
                      Agreement and Plan of Reorganization dated December 15, 1997 by and between
                      UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in
                      The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock, described in
                      Exhibit "1" to Form 8-K for the Registrant dated February 13, 1998 and filed
                      February 18, 1998.  Commission File No. 2-73389.
   11
                      Computation of Per Share Earnings.
   27
                      Financial Data Schedule.
