Form 10QSB
period 1997-03-31
UNICORP INC
filed 1998-03-09
CIK 354507

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997

                                       or

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

 The number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 31, 1997 was 16,377,951.

 Transitional Small Business Disclosure Format (check one):  Yes ____ .  No  X
 .

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

                                    Part II
                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a)     List of Documents Filed with this Report.
                                                                                                            Page

         (1)     Balance Sheet-for the Years Ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . . 5
                 Notes to Consolidated Financial Statements as of December 31, 1997. . . . . . . . . . . . . . 6

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


                                       UNICORP, INC.



                                       By /s/  L. Mychal Jefferson II
                                         --------------------------------------
                                           L. Mychal Jefferson II, President

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

