Form 10QSB
period 1997-06-30
UNICORP INC
filed 1998-03-09
CIK 354507

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997

                                       or

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

 The number of shares outstanding of each of the Registrant's classes of Common Stock, as of June 30, 1997 was 16,377,951.

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
