Form 10KSB/A
period 1997-12-31
UNICORP INC
filed 1998-03-24
CIK 354507

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -------------------------

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

  X              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
------           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
------         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                              -----------------

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
BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   . NO X.
                                                                   ----   ----
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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF MARCH 2, 1998, WAS: 1,040,000.

         DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                               TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
        Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                 General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                 Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                 Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
        Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
        Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
        Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . .   3
PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
        Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . .   3
        Item 6.  Management's Discussion and Analysis of Financial Condition
                             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                 General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
                 Liquidity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
        Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
        Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
        Item 9  Directors, Executive Officers, Promoters and Control Persons;
                            Compliance With Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . .   6
        Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                  Compensation of Directors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
        Item 11.  Security Ownership of Certain Beneficial Owners and Management.  . . . . . . . . . . . . . . . . .   7
        Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .   7
        Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

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

                                                                        COMMON STOCK
                                                                          BID PRICE
                                                       ---------------------- ------------------------
 CALENDAR YEAR 1996                                             LOW                     HIGH
 -------- ---- ----                                    ---------------------- ------------------------
 First Quarter                                                 $0.008                   $0.01
 Second Quarter                                                $0.008                   $0.01
 Third Quarter                                                 $0.008                   $0.01
 Fourth Quarter                                                $0.008                   $0.01


 CALENDAR YEAR 1997                                             LOW                     HIGH
 -------- ---- ----                                    ---------------------- ------------------------
 First Quarter                                                 $0.008                   $0.01
 Second Quarter                                                $0.008                   $0.01
 Third Quarter                                                 $0.008                   $0.01
 Fourth Quarter                                                $0.008                   $0.01

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

                        NAME                     AGE                          POSITION                   DIRECTOR SINCE
                        ----                     ---                          --------                   -------------


       Henry A. Schulle  . . . . . . . . . . .   34              Chairman of the Board of Directors      November 1991

       L. Mychal Jefferson II  . . . . . . . .   29              Director                                January 1998

       Azie Taylor Morton  . . . . . . . . . .   64              Director                                January 1998

         Ms. Azie Taylor Morton is the mother-in-law of L. Mychal Jefferson II. Ms. Morton served as the 36th Treasurer of the United States during the Carter Administration. She has also served on the Board of Directors of Wendy's International and Scholtzsky's, Inc. She currently serves on the advisory Board of Horizon Bank of Virginia and is president of Exeter Capital Asset Management in Austin, Texas.

         Certain information with respect to the other members of the Board of Directors of the Registrant is set forth above in "Item 1. Description of Business - Executive Officers of the Registrant."

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

                                                                                 Shares Beneficially Owned
                                                                                 -------------------------
                Name of Beneficial Owner (1)                                 Number               Percent (2)
                ----------------------------                                 ------               -----------
       L. Mychal Jefferson II . . . . . . . . . . . . . . . . . . . .         940,000                90.38

       Henry A. Schulle . . . . . . . . . . . . . . . . . . . . . . .           3,810                  *
       All directors and officers
         as a group (two persons) . . . . . . . . . . . . . . . . . .         943,810                90.38


-----------------
*  Less than one percent.
(1) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.
(2) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the
    Common Stock outstanding as of February 28, 1998.  Any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of February 28,
    1998 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

         3(b)*              Certificate of Amendment to Articles of Incorporation of Texoil, Inc. filed on
                            October 10, 1989 with the Secretary of State of Nevada, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998.  Commission File No. 2-
                            73389.
         3(c)*
                            Bylaws, as Amended January 20, 1998, described in Form 10-KSB for the year ended
                            December 31, 1997, filed March 6, 1998.  Commission File No. 2-73389.
         10(a)*
                            Agreement and Plan of Reorganization dated December 15, 1997 by and between
                            UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in
                            The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock, described in
                            Exhibit "1" to Form 8-K for the Registrant dated February 13, 1998 and filed
                            February 18, 1998.  Commission File No. 2-73389.
         21*
                            Subsidiaries of the Registrant, described in Form 10-KSB for the year ended
                            December 31, 1997, filed March 6, 1998.  Commission File No. 2-73389.
         23(a)*
                            Consent of Alvin L. Dahl & Associates, P.C., certified public accountants, described in Form 10-KSB for the year ended December 31, 1997, filed March 6,
                            1998.  Commission File No. 2-73389.
         27*
                            Financial Data Schedule, described in Form 10-KSB for the year ended December 31,
                            1997, filed March 6, 1998.  Commission File No. 2-73389.

         (b)     Reports on Form 8-K.
                 -------------------

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

March 24, 1998

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


             SIGNATURE                                 TITLE                                   DATE
             ---------                                 -----                                   ----


    /s/ Henry A. Schulle                       Chairman of the Board                      March 24, 1998
    -----------------------------
          Henry A. Schulle



    /s/  L. Mychal Jefferson II              Chief Executive Officer,                     March 24, 1998
    -----------------------------           President, Secretary, Chief
       L. Mychal Jefferson II             Financial Officer, and Director

                  [ALVIN L. DAHL & ASSOCIATES, PC LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
And Stockholders
Unicorp, Inc.
2800 Post Oak, Suite 5260
Houston, Texas

We have audited the accompanying consolidated balance sheet of Unicorp, Inc. and subsidiaries as of December 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material aspects, the financial position of Unicorp, Inc. as of December 31, 1997, in conformity with generally accepted accounting principles.

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

/s/ ALVIN L. DAHL & ASSOCIATES, PC
ALVIN L. DAHL & Associates, PC

January 28, 1998

Dallas, Texas

                                 UNICORP, INC.

                                 BALANCE SHEET

                     FOR THE YEARS ENDED DECEMBER 31, 1997

                                     ASSETS


                                                                        1997
                                                                     ----------
Current Assets:

     Cash                                                                     0

     Total Current Assets                                                     0

Property, Plant & Equipment                                                   0
                                                                     ----------
     Total Assets                                                             0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                                $    7,500
                                                                     ----------
     Total Current Liabilities                                            7,500


Stockholders' Equity:

Common Stock                                                            163,780
     50,000,000 shares authorized, 16,377,951
     issued and outstanding, par value $0.01

Paid In Capital                                                       2,932,474

Retained Earnings (deficit) (Notes 9 & 10)                          ($3,103,754)
                                                                     ----------
Total Liabilities & Stockholders' Equity                                      0


    THE ACCOMPANYING NOTES ARE AND INTEGRAL PART OF THIS FINANCIAL STATEMENT

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

NOTE 2.  OPERATIONS AND SUBSIDIARIES


The company was incorporated in the State of Nevada on May 8, 1988, the Stockholders voted to change the name to "Unicorp, Inc." In 1992, the Company ceased active operations; However, the president personally continued to pay state corporate fees to keep the corporations in good standing. During its active life, the Company was an oil and gas operator and a medical insurance claims processor through its wholly owned subsidiaries.

The Company owns one (1) subsidiary: Med-X Systems, Inc. (90% owned), and has evidence of ownership of two (2) additional subsidiaries: Texas Nevada Oil & Gas Company, and Whitsitt Oil Company, Inc. All are currently inactive with no known assets or liabilities. Whitsitt Oil & Texas Nevada continued to operate for a period after the parent ceased day to day operations. The oil and gas operations were liquidated and the proceeds as well as income from the oil & gas leases was used to pay accounts payable and day to day operating expenses.

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

NOTE 3. INCOME TAXES

The Company uses the accrual method of accounting for tax and financial reporting purposes. At, December 31, 1997, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $3,000,000. these carryforwards expire through the year 2005, and are further subject to provisions of the Internal Revenue Code, Section 382. Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a deferred tax asset attributable to the net operating loss carryover, which has been fully offset by a valuation allowance in the same amount.


                     Loss Carry Forward Expirations

     1998                        $  619,398
     1999                        $  483,096
     2000                        $  442,083
     2001                        $  280,604
     2002                        $  238,837
     2003                        $  377,905
     2004                        $  353,886
     2005                        $   91,588
                                 ----------
                                 $2,887,397
Valuation allowance             ($2,887,397)

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

Subsequent to the balance sheet date, the Company, as required by the aforementioned reorganization agreement, entered into a commitment to purchase the oil distribution business of Sellers Petroleum ("Sellers") of Yuma, Arizona. Expected consideration for purchase is $7,000,000. The Company is also pursuing an agreement to purchase a refinery located at the Valverde refurbishment facility in Houston, Texas and a refinery and site, located in Nixon, Texas. The Company is currently seeking financing necessary to consummate these purchases.

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

NOTE 6.  STOCKHOLDERS' EQUITY

At December 31, 1997, the number of authorized and issued Common Shares outstanding and the related par value and dividends paid are as follows:


                                                                         1997
                                                                     -----------
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

At the December 31, 1997 Director's meeting, a proposal was approved to reverse split the Company's common stock on a 270 to 1 basis as required by the plan of reorganization and agreement with The Laissez-Faire Group, Inc. The Company also voted to amend its charter to issue (i) one hundred million (100,000,000) shares of Class A voting common stock having a par value of $0.01 per share
(ii) fifty million (50,000,000) shares of Class B non-voting common stock, having a par value of $0.01 per share (iii) ten million (10,000,000) shares of Class C voting common stock having a par value of $0.01 per share and (iv) twenty-five million (25,000,000) shares of Series A preferred stock, having a par value of $100.00 per share.

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

NOTE 10.  GOING CONCERN ISSUES

The accompanying financial statement was prepared assuming that the Company would begin new operations as a going concern. The Company has a history of operating losses during the period 1988 through 1992; and, as of the balance sheet date, has no business activity. Although management has made commitments; and agreements have been entered into subsequent to the balance sheet date (see note 5), no assurance can be given that the new "start up" will be successful. If the agreements and commitments, which have been made by management, are not completed during 1998, the Company will have no on-going business activities or operations.