Form 10QSB
period 1998-03-31
UNICORP INC
filed 1998-05-20
CIK 354507

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
Yes  X    No
    ---      ---

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF MARCH 31, 1998 WAS 1,040,000.

         Transitional Small Business Disclosure Format (check one):
     Yes     No  X
         ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The information required by this Item 1 appears on pages 7 through 9 of this Report, and is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of the Company described in Item 1 of this Report. Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations," which are not historical facts may be forward-looking statements. Such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the Company to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of the Company will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.

         General. Management intends for the Company to proceed in its efforts to expand holdings through the purchase of existing, profitable, private, companies where there is a demonstrable gain in productivity through the minimization of general and administrative costs which are duplicative. Management will seek to implement a capital structure which affords the greatest flexibility for future acquisitions while maintaining an adequate base of equity to cushion against fluctuations in the business cycle. It is the belief of management that numerous opportunities for vertical expansion in the refining and petrochemical business are available. Many smaller private fuel distributors and convenience store operators are available near current acquisition candidates, and given the proper capital structure, could enhance the worth and viability of the Company.

         A public relations agreement has been signed with Jaz Bermaine & Company to provide public relations and market exposure for the Company. It is expected that the Company will be traded on the OTC Bulletin Board until such time as the Company can qualify for a listing on different exchange.

         Pending Acquisitions. As of the end of 1997, the Company had examined nine potential acquisition candidates. Of these, a letter of intent has been signed with Sellers Petroleum Products, Inc. ("Sellers") of Yuma, Arizona, and negotiations continue with the others. Sellers engages in the marketing and distribution of refined petroleum products in Arizona and California. Expected consideration for the purchase is $7,000,000. The Company has also elected to pursue an agreement to purchase a refinery located at the Valverde refurbishment facility in Houston, Texas and a refinery and site, located in Nixon, Texas. The Company continues its search for undervalued private and public entities in related businesses. Meetings with several investment banking relationships have been held pursuant to financing for these anticipated purchases.

         Management expects that the Company's proposed acquisitions will expand the business of the Company through the acquisition of an established, growing distribution business in the southwestern United States. Management is of the opinion, that the purchase of refining, and distribution facilities in Texas will limit the Company's reliance upon outside refiners for refined petroleum products. The Company is also currently negotiating for the purchase of a third existing company which operates a distribution and convenience store operation in the southwestern United States.

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

         Sellers is a branded Unocal 76 jobber, although fuel is also rack purchased from various other major refiners and independents refiners based upon pricing. Unocal, Chevron, and Texaco lubricant products are also offered. Sellers has maintained a strong relationship with Unocal since its inception in 1954, and continues to be its premier distributor in the region. Sellers is currently Unocal's third largest lubricant jobber nationwide, and has been approached by Unocal to expand its service region further into both Southern California and Arizona. Its customers include both commercial and retail (cardlock and service station) accounts. Management strongly emphasizes service, with customer satisfaction evident in its 95 percent + rate of repeat business. Customer service is further augmented by through excellent staffing, characterized by low employee turnover and average employee tenure of 10 years. The Company expects that the current Sellers management will be retained post acquisition. Sellers has over 1,300 active accounts which order at least once per month.

         Nixon, Texas Refinery. The Nixon refinery is located on a 50 acre site approximately 40 miles south of San Antonio, Texas. The plant is certified by the U.S. Department of Energy at a rate of 17,033 barrels per day of 42 API Crude. The plant was designed to refine military jet fuel in addition to propane, C3/C4, Naphtha, kerosene, diesel, gas, oil, and residuals. The refinery ran for several years delivering Military Jet fuel to all three U.S. Air Force bases in San Antonio prior to its closure after Desert Storm. The refinery can be tuned to produce the standard range of refined petroleum products to meet demand in its market area. The Company feels that through an association with a minority owned petroleum distributor, profit margins exceeding $3.00 per barrel refined may be realized. The refinery is currently being refurbished in Houston, Texas. Management believes that by combining its additional 6,000 to 7,000 barrels of refining capacity to the Nixon Refinery, the Company can process approximately 20,000 barrels of petroleum daily.

         Fluid Catalytic Catalyst. Pursuant to an Asset Purchase Agreement, the Company purchased from Equitable Assets Incorporated approximately 58,000 tons of fluid catalytic catalyst (Zeolite), which is used in the refining, agriculture, water purification, turf management, and air purification markets, in exchange for 420,000 shares of the Company's Class A Common Stock and $5,800,000 of $100 Par Series A Callable Preferred Stock. At the time of the execution of the Asset Purchase Agreement, the Company did not have in place the requisite capital structure to conclude the sale and purchase. Consequently, the Company will amend its capital structure to provide the requisite capital stock. The proposed purchase price for the Zeolite is approximately $175 per ton. The current market price for Zeolite ranges from $300 to $1,100 per ton. The Company plans to sell 20,571 tons of the Zeolite to Equitable Assets, Inc. in exchange for notes and commercial paper equaling $5,000,000, or $243 per ton. Management is currently examining the wholesale markets to find customers who might be consistent purchasers for its remaining inventory of fluid catalytic catalyst. The material will also be tested to determine its efficacy in any refinery that the Company may purchase.

         Liquidity and Capital Resources. In order to complete the proposed acquisitions, the Company will require additional funding. Management believes that this funding is available through investment bankers who have expressed an interest in providing equity and debt funding. There can be no assurance as to the availability or terms of this financing.

         If the Company is to be successful in concluding the above described proposed acquisitions, it will be obligated to spend at least $400,000 in earnest money, $200,000 in purchase money, at least $100,000 in acquisition costs, plus shares of the Common Stock and other costs before formal contracts can be executed or closed. Certain anticipated transactions may require the Company to incur additional debt, and the degree to which the Company may be leveraged could have important consequences, including the following: (i) the possible impairment of the Company's ability to obtain financing in the future for potential acquisitions, working capital, capital expenditures or general corporate purposes; (ii) the necessity for a substantial portion of the Company's cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness; (iii) the potential for increased interest expense due to fluctuations in interest rates; and (iv) the potential for increased vulnerability of the Company to economic downturns and possible limitation of its ability to withstand competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

         Results of Operations. The Company has generated no revenues between 1991 and December 31, 1997, and has had no activity between 1992 and December 31, 1997. Since January 1, 1998, the Company has performed due diligence analysis on several proposed acquisitions. Outside consultants specializing in petroleum marketing were retained to analyze Sellers Petroleum Products, Inc. and the markets in which its does business.

         Additionally, since January 1, 1998, significant effort has been expended on bringing the Company into compliance with all of its required filings pursuant to the Securities Exchange Act of 1934, as amended. The Company has also negotiated potential financing with respect to six potential acquisitions representing in excess of $700 million in revenues in 1998, although no such financing or acquisitions have yet been consummated.

         On January 1, 1998, the Company acquired from Equitable Assets, Inc. 58,285.71 tons of FCC Catalyst (Zeolite) that is used in hydro-cracking in non-simplex refineries. Likewise on January 1, 1998, the Company granted Equitable Assets, Inc. an option to acquire 20,571 tons of the Company's inventory of FCC Catalyst. On March 3, 1998, the option was exercised which resulted in gross income to the Company in the amount of $1,400,000 and net income of approximately $935,000. Payment for the Zeolite was in the form of promissory notes. The Company does not anticipate consistent continued revenues from the marketing of FCC Catalyst. Since January 1, 1998, expenditures have been primarily related to research and analysis of potential acquisitions of companies operating in the Southwestern United States.


                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.


                                                                                                               PAGE


         (1)      Balance Sheet-for the Period Ended March 31, 1998...............................................7
                  Income Statement for the Period Ended March 31, 1998............................................8
                  Notes to Financial Statements as of March 31, 1998..............................................9

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

  10(b)* Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between UNICORP, Inc. and Equitable Assets Incorporated with respect to purchase of 58,285.71 tons of Zeolite for shares of UNICORP, Inc., described in Exhibit "1" to Form 8-K for the Registrant dated April 9, 1998 and filed April 10, 1998. Commission File No. 2- 73389.

  10(c)* Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of January 1, 1998 by and between UNICORP, Inc. and AZ Capital, Inc., described in Exhibit "2" to Form 8-K for the Registrant dated April 9, 1998 and filed April 10, 1998. Commission File No. 2-73389.

  11       Computation of Per Share Earnings.

  27       Financial Data Schedule.


  (b)      Reports on Form 8-K.

  (1) Current Report on Form 8-K for the Company dated February 13, 1998 and filed February 18, 1998, Commission File No. 2-73389, reporting the acquisition of The Laissez-Faire Group, Inc. (Item 1. Changes in Control of Registrant, Item 2. Acquisition of Assets, and Item 5. Other Events - Reverse Split.)

  (2) Current Report on Form 8-K/A for the Company dated February 13, 1998 and filed April 20, 1998, Commission File No.
           2-73389, reporting the acquisition of The Laissez-Faire Group, Inc. (Item 1. Changes in Control of Registrant, Item 2. Acquisition of Assets, and Item 5. Other Events - Reverse Split.)

  (3) Current Report on Form 8-K for the Company dated April 9, 1998 and filed April 10, 1998, Commission File No. 2-73389, reporting the acquisition of 58,285.71 tons of Zeolite from Equitable Assets Incorporated, and 871,000 shares of the Class A Common Stock of AZ Capital, Inc. (Item 2. Acquisition or Disposition of Assets.)

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


                                          UNICORP, INC.



                                          By  /s/  L. Mychal Jefferson II
                                              ----------------------------------
                                              L. Mychal Jefferson II, President

May 18, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                  TITLE                               DATE
          ---------                                  -----                               ----
/s/  L. Mychal Jefferson II                 Chief Executive Officer,                 May 18, 1998
----------------------------------        President, Secretary, Chief
     L. Mychal Jefferson II             Financial Officer, and Director



/s/  Azie Taylor Morton                           Director                           May 18, 1998
----------------------------------
     Azie Taylor Morton



/s/  Reginald V. Williams                         Director                           May 18, 1998
----------------------------------
     Reginald V. Williams



                                  UNICORP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 1998
                                   (UNAUDITED)
                                   ----------

                                     ASSETS
                                    (IN 000S)
Current assets:
  Cash and cash equivalents (Note 1)...................................................  $ 1,250
  Short-term investments...............................................................    3,750
  Prepaid inventories..................................................................    7,740
                                                                                         -------
Total current assets...................................................................  $12,740
                                                                                         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable, note payable and accrued expenses..................................  $   205
  Accrued income taxes.................................................................      400
                                                                                         -------
Total Liabilities......................................................................  $   605
                                                                                         =======

Stockholders' equity:
  Common stock, par value $0.01 per share,
  100,000,000 shares authorized, 1040,000 shares issued................................  $    10
  Additional paid-in capital...........................................................   11,130
  Retained earnings....................................................................      995
                                                                                         -------
Total stockholders' equity.............................................................  $12,135
                                                                                         -------
Total liabilities and stockholders' equity.............................................  $12,740
                                                                                         =======

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS.


                                  UNICORP, INC.
                             STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM JANUARY 1, 1998 TO MARCH 31, 1998
                                   ----------
Revenue:
  Fluid catalytic cracking catalyst mineral sales...........................................   $5,000,000
                                                                                               ----------
Total revenue...............................................................................   $5,000,000
                                                                                               ----------
Cost of sales...............................................................................   $3,600,000
                                                                                               ----------

Gross Profit................................................................................   $1,400,000
                                                                                               ==========
Operating expenses:
  Rental and office expense.................................................................   $   13,000
  Professional fees and expenses............................................................       65,000
                                                                                               ----------
Total operating expenses....................................................................   $   78,000
                                                                                               ----------

Operating income............................................................................   $1,335,000
                                                                                               ==========

Provision for income taxes..................................................................   $  400,000
                                                                                               ----------

Net income..................................................................................   $  935,000
                                                                                               ==========
Earnings per share..........................................................................   $     0.90



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS.

         Note 1. Cash and Cash Equivalents. Cash equivalent is any instrument whose maturity is less than 90 days, such as, cash, money markets, CDs, commercial paper, short-term notes, treasuries, etc.

         Note 2. Short-Term Investments. Short-term investment is any instrument whose maturity is less than 12 months, such as, CDs, commercial paper, short-term notes, bonds, etc.

         Note 3. Prepaid Inventories. Zeolite used as a primary component in the manufacturing of fluid catalytic cracking catalysts. Used in the operations of refineries for the making of hydrocarbons.

                               INDEX TO EXHIBITS


EXHIBIT NO.                 IDENTIFICATION OF EXHIBIT

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

  10(b)* Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between UNICORP, Inc. and Equitable Assets Incorporated with respect to purchase of 58,285.71 tons of Zeolite for shares of UNICORP, Inc., described in Exhibit "1" to Form 8-K for the Registrant dated April 9, 1998 and filed April 10, 1998. Commission File No. 2- 73389.

  10(c)* Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of January 1, 1998 by and between UNICORP, Inc. and AZ Capital, Inc., described in Exhibit "2" to Form 8-K for the Registrant dated April 9, 1998 and filed April 10, 1998. Commission File No. 2-73389.

  11       Computation of Per Share Earnings.

  27       Financial Data Schedule.