Form 10QSB/A
period 1998-03-31
UNICORP INC
filed 1998-12-02
CIK 354507

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A

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

         General. Management intends for the Company to proceed in its efforts to expand holdings through the purchase of existing, profitable, private, companies where there is a demonstrable gain in productivity through the minimization of general and administrative costs which are duplicative. Management will seek to implement a capital structure which affords the greatest flexibility for future acquisitions while maintaining an adequate base of equity to cushion against fluctuations in the business cycle. It is the belief of management that numerous opportunities for vertical expansion in the energy, refining and petrochemical business are available. Many smaller oil companies, private fuel distributors and convenience store operators are available near current acquisition candidates, and given the proper capital structure, could enhance the worth and viability of the Company.

         A public relations agreement had been signed with Jaz Bermaine & Company to provide public relations and market exposure for the Company. Currently, this agreement has been terminated by the firm due to a change in strategic direction. The Company is currently interviewing several public relations firms that specialize in exploration and production. It is expected that the Company will be traded on the OTC Bulletin Board until such time as the Company can qualify for a listing on a different exchange.

         Pending Acquisitions. As of the end of 1997, the Company had examined nine potential acquisition candidates. Of these, a letter of intent had been signed with Sellers Petroleum Products, Inc. ("Sellers") of Yuma,

Arizona, and talks continue with the others. Sellers engages in the marketing and distribution of refined petroleum products in Arizona and California. Expected consideration for the purchase was $7,000,000. At this time, the Company has been unable to obtain financing to complete this acquisition and talks have terminated until further notice. The Company had also elected to pursue an agreement to purchase a refinery located at the Valverde refurbishment facility in Houston, Texas and a refinery and site, located in Nixon, Texas. At this time, the Company has been unable to obtain financing to complete this acquisition and talks have terminated until further notice. The Company continues its search for undervalued private and public entities in related businesses. Meetings with several investment banking relationships have been held pursuant to financing for these anticipated purchases, but the Company's asset base bulletin board listing and the down swing in the energy market have made it difficult if not impossible to obtain proper financing at this time.

         Management expects that acquisitions will expand the business of the Company through the acquisition of an established, growing energy business in the southwestern United States. Management is of the opinion, that the purchase of energy, refining, and distribution facilities in Texas will limit the Company's reliance upon outside refiners for refined petroleum products.

         Fluid Catalytic Catalyst. Pursuant to an Asset Purchase Agreement, the Company intended to purchased from Equitable Assets Incorporated approximately 58,000 tons of fluid catalytic catalyst (Zeolite), which is used in the refining, agriculture, water purification, turf management, and air purification markets, in exchange for 420,000 shares of the Company's Class A Common Stock and $5,800,000 of $100 Par Series A Callable Preferred Stock. At the time of the execution of the Asset Purchase Agreement, the Company did not have in place the requisite capital structure to conclude the sale and purchase. Consequently, the Company was amend its capital structure to provide the requisite capital stock. The proposed purchase price for the Zeolite is approximately $175 per ton. The current market price for Zeolite ranges from $300 to $1,100 per ton. The Company was to sell 20,571 tons of the Zeolite to Equitable Assets, Inc. in exchange for notes and commercial paper equaling $5,000,000, or $243 per ton. Management would have examined the wholesale markets to find customers who might be consistent purchasers for its remaining inventory of fluid catalytic catalyst. The material could have been tested to determine its efficacy in any refinery that the Company may purchase. Due to the inability of the Company to receive adequate assurances by the principles of Equitable Assets that the notes, and the FCC Catalyst could be properly delivered to the Company and due to the fact that the Company never received a properly executed assignment of the assets in question, the Board of the Company voted not to execute this agreement and did not give approval for the proposed transaction. The agreement was subject to the Company's Board approval and to Equitable executing payment on its notes on a quarterly basis. Without the approval, and without all the proper documents needed to close this transaction the Company has no choice but to cancel this transaction and restate its assets on its Balance Sheets.

         Liquidity and Capital Resources. In order to complete any acquisitions, the Company will require additional funding. Management believes funding might be available sometime in the future through investment bankers who have expressed an interest in providing equity and debt funding. There can be no assurance as to the availability or terms of this financing.

         Certain transactions may require the Company to incur additional debt, and the degree to which the Company may be leveraged could have important consequences, including the following: (i) the possible impairment of the Company's ability to obtain financing in the future for potential acquisitions, working capital, capital expenditures or general corporate purposes; (ii) the necessity for a substantial portion of the Company's cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness;
(iii) the potential for increased interest expense due to fluctuations in interest rates; and (iv) the potential for increased vulnerability of the Company to economic downturns and possible limitation of its ability to withstand competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

  10(a)* Agreement and Plan of Reorganization dated December 15, 1997 by and between UNICORP, Inc., The Laissez-Faire Group, Inc., and L.
               Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire
               Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock, described in Exhibit "1" to Form 8-K for the Registrant dated February 13, 1998 and filed February 18, 1998. Commission
               File No. 2-73389.

  10(b)*       Agreement of Purchase and Sale of Assets effective as of January
               1, 1998 by and between UNICORP, Inc. and Equitable Assets
               Incorporated with respect to purchase of 58,285.71 tons of Zeolite for shares UNICORP, Inc., described in Exhibit "1" to Form 8-K for the Registrant dated April 9, 1998 and filed April
               10, 1998. Commission File No. 2- 73389.

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

November 12, 1998

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

          SIGNATURE                                  TITLE                               DATE
          ---------                                  -----                               ----

/s/  L. Mychal Jefferson II                 Chief Executive Officer,                 November 12, 1998
----------------------------------        President, Secretary, Chief
     L. Mychal Jefferson II             Financial Officer, and Director


/s/  Azie Taylor Morton                           Director                           November 12, 1998
----------------------------------
     Azie Taylor Morton


/s/  Reginald V. Williams                         Director                           November 12, 1998
----------------------------------
     Reginald V. Williams

                                  UNICORP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 1998
                                   (UNAUDITED)


ASSETS

Current Assets:

     Cash                                                                   0

     Total Current Assets                                                   0

     Property, Plant & Equipment                                            0

     Total Assets                                                           0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                            $      7,500
                                                                 ------------
     Total Current Liabilities                                          7,500


Stockholders' Equity:

Common Stock                                                          163,780
     50,000,000 shares authorized, 16,377,951
     issued and outstanding, par value $0.01

Paid In Capital                                                     2,932,474

Retained Earnings (deficit) (Notes 9 & 10)                       $(3,103,754)
                                                                 ------------
Total Liabilities & Stockholders' Equity                                   0


    THE ACCOMPANYING NOTES ARE AND INTEGRAL PART OF THIS FINANCIAL STATEMENT

                                  UNICORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                              AS OF MARCH 31, 1998

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

Property, Plant, and Equipment. Property, plant, and equipment are valued at cost less depreciation and amortization. Depreciation and amortization are primarily accounted for on the straight-line method based on estimated useful lives. Betterment's and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred.

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

The Company owns one (1) subsidiary: Med-X Systems, Inc. (90% owned), and has evidence of ownership of three (3) additional subsidiaries: The Laissez-Faire Group, Inc. Texas Nevada Oil & Gas Company, and Whitsitt Oil Company, Inc. All are currently inactive with no known assets or liabilities. Whitsitt Oil & Texas Nevada continued to operate for a period after the parent ceased day to day operations. The oil and gas operations were liquidated and the proceeds as well as income from the oil & gas leases was used to pay accounts payable and day to day operating expenses.

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

NOTE 3. INCOME TAXES

The Company uses the accrual method of accounting for tax and financial reporting purposes. At, December 31, 1997, the Company had net operating loss carry forwards for financial and tax reporting purposes of approximately $3,000,000. these carry forwards expire through the year 2005, and are further subject to provisions of the Internal Revenue Code, Section 382. Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a deferred tax asset attributable to the net operating loss carryover, which has been fully offset by a valuation allowance in the same amount.

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

  10(a)* Agreement and Plan of Reorganization dated December 15, 1997 by and between UNICORP, Inc., The Laissez-Faire Group, Inc., and L.
               Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire
               Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock, described in Exhibit "1" to Form 8-K for the Registrant dated February 13, 1998 and filed February 18, 1998. Commission
               File No. 2-73389.

  10(b)*       Agreement of Purchase and Sale of Assets effective as of January
               1, 1998 by and between UNICORP, Inc. and Equitable Assets
               Incorporated with respect to purchase of 58,285.71 tons of Zeolite for shares UNICORP, Inc., described in Exhibit "1" to Form 8-K for the Registrant dated April 9, 1998 and filed April
               10, 1998. Commission File No. 2- 73389.

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