Form 10QSB
period 1998-06-30
UNICORP INC
filed 1998-12-02
CIK 354507

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF JUNE 30, 1998 WAS 1,240,000.

         Transitional Small Business Disclosure Format (check one):
     Yes [ ] No  [X]

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The information required by this Item 1 appears on pages 7 through 9 of this Report, and is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of the Company described in Item 1 of this Report. Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations," which are not historical facts may be forward-looking statements. Such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the Company to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of the Company will be achieved. Moreover, such forward- looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.

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

         Pending Acquisitions. As of the end of 1997, the Company had examined several potential acquisition candidates. Of these, a letter of intent has been signed with Ria-Mar, Inc. ("Ria-Mar") of Houston, Texas, and negotiations continue with others. Ria-Mar in the marketing and sub-leasing office space and secretarial services in Texas. Expected consideration for the purchase is $375,000. At this time, the Company has been unable to complete its audit of the proposed acquisition but has signed a consulting agreement with Ria-Mar's President and sole shareholder Timothy B. Wright. The Consulting Agreement is for information systems consulting, transitional training and remuneration for personal loans advanced to the proposed Ria-Mar subsidiary. The Company has advanced 25,000 shares of free trading Treasury Stock having a current market value in excess of $50,000.00. The Company is currently reconstructing Ria-Mar's books from November 1997 to date by examining Ria-Mar's historical financials and bank statements. It is anticipated that the audit will be completed by August 15th, 1998. At the completion of this audit the Company will transfer to Mr. Wright a number of Company shares equal to the value of $325,000.00. As of June 30th, 1998 the Company has been instructed by Mr. Wright that he has disposed all of the 25,000 free trading shares in the open market that was advanced to him in anticipation of this merger

         Management believes that the acquisition will give it access to a highly profitable industry and also provide access to over 23,000 square feet of office space for potential growth in the foreseeable future.

         The Company is also negotiating a Letter of Intent with a publicly traded petroleum products distribution company with 1997 revenues in excess of $150 million management believes that a successful Letter of Intent will be signed within the 3rd quarter of this year.

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

                                    PART II
                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Documents Filed with this Report.

         (1)      Balance Sheet-for the Period Ended June 30,  1998........ 7
                  Income Statement for the Period Ended June 30, 1998...... 8
                  Notes to Financial Statements as of June 30, 1998........ 9

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


                                 UNICORP, INC.



                                        By  /s/  L. Mychal Jefferson II
                                         ------------------------------------
                                         L. Mychal Jefferson II, President

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


/s/  Azie Taylor Morton                           Director                           November 12, 1998
----------------------------------
     Azie Taylor Morton

/s/  Reginald V. Williams                         Director                           November 12, 1998
----------------------------------
     Reginald V. Williams

                                 UNICORP, INC.
                                 BALANCE SHEET
                                 JUNE 30, 1998
                                  (UNAUDITED)

 ASSETS


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


    THE ACCOMPANYING NOTES ARE AND INTEGRAL PART OF THIS FINANCIAL STATEMENT

                                 UNICORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                              AS OF JUNE 30, 1998

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

The Company owns one (1) subsidiary: Med-X Systems, Inc. (90% owned), and has evidence of ownership of three (3) additional subsidiaries: The Laissez-Faire Group, Inc., Texas Nevada Oil & Gas Company, and Whitsitt Oil Company, Inc.
All are currently inactive with no known assets or liabilities. Whitsitt Oil & Texas Nevada continued to operate for a period after the parent ceased day to day operations. The oil and gas operations were liquidated and the proceeds as well as income from the oil & gas leases was used to pay accounts payable and day to day operating expenses.

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                       IDENTIFICATION OF EXHIBIT
------                                       -------------------------
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

(c)       Financial Statement Schedules.