Form 10QSB
period 1998-09-30
UNICORP INC
filed 1998-12-02
CIK 354507

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO
                                            ---------    -----------
                         COMMISSION FILE NUMBER: 2-73389


                                  UNICORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEVADA                                           75-1764386
  (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

         600 TRAVIS, SUITE 6500                                   77002
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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF SEPTEMBER 30, 1998 WAS 1,240,000.

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

         Pending Acquisitions. As of the end of 1997, the Company had examined several potential acquisition candidates. Of these, a letter of intent had been signed with Ria-Mar, Inc. ("Ria-Mar") of Houston, Texas, and negotiations continue with others. Ria-Mar in the marketing and sub-leasing office space and secretarial services in Texas. Expected consideration for the purchase is $375,000. At this time, the Company has been unable to complete its audit of the proposed acquisition but has serious questions concerning Ria-Mar's historical accounting practices. The Company presented questions regarding these practices with Ria-Mar's President and sole shareholder Timothy B. Wright. Subsequently, Mr. Wright called for the end of all negotiations surrounding Ria-Mar's acquisition by the Company. No reasonable explanation has been given to the Company concerning Mr. Wright's actions and to date Mr. Wright has refused to discuss with the Company or Management the matter of the consulting agreement and advance of funds afforded to him as part of this acquisition. The Consulting Agreement is for information systems consulting, transitional training and remuneration for personal loans advanced to the proposed Ria-Mar subsidiary. The Company had advanced 25,000 shares of free trading Treasury Stock having a market value in excess of $50,000.00. The Company only had to reconstruct Ria-Mar's books from November 1997 to date by examining Ria-Mar's historical financials and bank statements. It also had to complete an audit by mid August 1998 or as soon as possible. At the completion of the audit, the Company only had to transfer to Mr. Wright a number of Company shares equal to the value of $325,000.00. As of June 30th, 1998 the Company has been instructed by Mr. Wright that he has sold the 25,000 free trading shares that were advanced to him in anticipation of this merger in the open market. Management does not know of any other reason other than the questioning of Mr. Wright regarding Ria-Mar's past financial practices that could have derailed this merger. This matter has been forwarded to counsel for review and management will make every reasonable effort to collect the funds advanced to Mr. Wright.

         As of this date, the Company has learned that Ria-Mar has lost its lease, at the Chase Tower, due to its inability to continue its operations. Management has been informed that Ria-Mar will cease all operations at the Chase Tower as of November 30th, 1998 and released most of its employees. They have notified all of their tenants that they no longer have the ability to operate. The Company will take all necessary means to collect its advanced acquisitions funds and resolve this matter. The management still believes that the executive suite industry has great growth potential and will continue to entertain any proposals or acquisitions that it finds in the industry.

         The Company initiated discussions with MG Trade & Finance regarding the purchase of certain non-performing notes, mortgages and liens that MG owned on a non-operating 14,000 barrels a day refinery in Longview, Texas. The Management believed that the 500,000 barrels of storage capacity could be used in a blending and storage terminal for petroleum products. The Company carried on discussions with several marketing and transportation companies in regard to this potential, including Koch Industries, The Williams Companies and Plain Resources. Although there was some interest shown for this project, the Company has not been able to adequately access the full viability of such an endeavor. The Letter of Interest and Intent was for only 30 days and the Company did not feel that it was enough time to properly access the environmental liability and to have a proper due diligence of the proposed transaction. Although the exclusive purchasing period has expired, the Company has not completely closed its due diligence of the transaction and has reserved the right to continue its talks with MG concerning the Longview opportunity and will pursue it if it makes economic sense.

         The Company ended its negotiations with Evans Systems, Inc., Evans is a
NASDAQ: NMS traded petroleum products distribution company (symbol EVSI) with 1997 revenues in excess of $150 million. Management believed that it had negotiated a successful Letter of Intent with Evans Management, but withdrew its offer of $3.86 a share when for reasons still unknown to this date Evans market capitalization increased dramatically. On the final day of negotiations for the Letter of Intent, Evans stock traded for approximately $1 per share. By the time the Company withdrew its merger offer, the stock had increased in value in excess of 350%. The Company was not given any explanation for this increase from the Evans Management and felt that news of the pending buyout had somehow made it into the market place. The Company and Evans Management has agreed to future talks if warranted. As of this date, the Evans stock trades greater than $8.00 per share, the Management in its opinion sees no significant change in Evans operations to justify this dramatic increase in value. The Management does not believe at this time that negotiations will be resumed.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) List of Documents Filed with this Report.



         (1)     Balance Sheet-for the Period Ended September 30,
         1998...............................................7
                   Income Statement for the Period Ended September 30,
         1998.............................................8
                   Notes to Financial Statements as of September 30,
         1998..............................................9

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

/s/  Azie Taylor Morton                           Director                           November 12, 1998
----------------------------------
     Azie Taylor Morton

/s/  Reginald V. Williams                         Director                           November 12, 1998
----------------------------------
     Reginald V. Williams



                                  UNICORP, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)
                                   ----------

 ASSETS


Current Assets:                                   -----------

     Cash                                                   0

     Total Current Assets                                   0

     Property, Plant & Equipment                            0
                                                  -----------
     Total Assets                                           0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                             $     7,500
                                                  -----------
     Total Current Liabilities                          7,500


Stockholders' Equity:

Common Stock                                          163,780
     50,000,000 shares authorized, 16,377,951
     issued and outstanding, par value $0.01

Paid In Capital                                     2,932,474

Retained Earnings (deficit) (Notes 9 & 10)        ($3,103,754)
                                                  -----------
Total Liabilities & Stockholders' Equity                    0


         THE ACCOMPANYING NOTES ARE AND INTEGRAL PART OF THIS FINANCIAL
STATEMENT

                                  UNICORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                            AS OF SEPTEMBER 30, 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation. The consolidated financial statement includes the accounts of the Company and its subsidiaries. Inter-company transactions and accounts are eliminated.

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