Form 10KSB
period 1998-12-31
UNICORP INC /NEW
filed 2000-04-17
CIK 354507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

 X      ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
OF  1934  (FEE  REQUIRED)  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  1998

                                       OR

        TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE - ------ SECURITIES
---
EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 2-73389
                                  UNICORP, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             NEVADA                                         75-1764386
(STATE  OR  OTHER  JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION  OR  ORGANIZATION

                            502 NORTH DIVISION STREET
                            CARSON CITY, NEVADA 89703
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

  ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (775)883 3711. (713)933 4874.
                                -----------------

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT:  NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR VALUE $0.01 PER SHARE.

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT  TO  SUCH  FILING  REQUIREMENTS  FOR  THE  PAST  90 DAYS. YES___ NO _X_.
                                                                             -

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE
CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

THE  ISSUER  HAD  REVENUES  OF  $409,860  IN  ITS  MOST  RECENT  FISCAL  YEAR.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF December 31, 1998 WAS: $26,659.29.

THE  NUMBER  OF  SHARES  OUTSTANDING  OF  EACH OF THE ISSUER'S CLASSES OF COMMON
EQUITY,  AS  OF  December  31,  1998,  WAS:  1,320,847
      Common,  420,000  Class  A  Common
      DOCUMENTS  INCORPORATED  BY  REFERENCE:NINE  (9).


                                   TABLE OF CONTENTS
PART  1  . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . .3
     Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . .3
              General . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
              Material Purchaces . . . . . . . . . . . . . . . . . . . . . . 4
              Products and Services . . . . . . . . . . . . . . . . . . . . .5
              Publicity . . . . . . . . . . . . . . . . . . . . . . . . . . .5
              Competition . . . . . . . . . . . . . . . . . . . . . . . . . .5
              Distribution . . . . . . . . . . . . . . . . . . . . . . . . . 5
              Principle Supplies . . . . . . . . . . . . . . . . . . . . . . 6
              Major Customer . . . . . . . . . . . . . . . . . . . . . . . . 6
              Government Regulations . . . . . . . . . . . . . . . . . . . . 6
              Estimate . . . . . . . . . . . . . . . . . . . . .  . . . . . .6
              Compliance Cost . . . . . . . . . . . . . . . . . . . . . . . .6
              Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . 6
              Executive Officers of the Registrant . . . . . . . . . . . . . 6
     Item 2.  Description of Property  . . . . . . . . . . . . . . . . . . . 7
              Location of Property . . . . . . . . . . . . . . . . . . . . . 7
              Description of Mineral Located In Property . . . . . . . . . . 7
              Uses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
     Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .8
              Name of Court . . . . . . . . . . . . . . . . . . . . . . . . .8
              Date Proceeding Began . . . . . . . . . . . . . . . . . . . . .8
              Principle Parties . . . . . . . . . . . . . . . . . . . . . . .8
              Description of Facts . . . . . . . . . . . . . . . . . . . . . 8
              Relief Sought . . . . . . . . . . . . . . . . . . . . . . . . .8
     Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . 8

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8
     Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters  . . . . . . . . . . . . . . . . . 8
     Item 6.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . . . 9
              Forward Looking Statements. . . . . . . . . . . . . . . . . . 10
              General . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
              Pending Acquisitions . . . . . . . . . . . . . . . . . . . . .10
              Sellers Petroleum . . . . . . . . . . . . . . . . . . . . . . 11
              Liquidity . . . . . . . . . . . . . . . . . . . . . . . . . . 12
              Results of Operations  . . . . . . . . . . . . . . . . . . . .12
     Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . . . 13
     Item 8.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure . . . . . . . . . . . . . 13

PART III  13
     Item 9.  Directors, Executive Officers, Promoters and Control
              Persons; Compliance With Section 16(a) of the Exchange Act . .13
     Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . 14
              Compensation of Officers . . . . . . . . . . . . . . . . . . .14
              Compensation of Directors . . . . . . . . . . . . . . . . . . 14
     Item 11. Security Ownership of Certain Beneficial Owners
              and Management  . . . . . . . . . . . . . . . . . . . . . . . 14
     Item 12. Certain Relationships and Related Transactions . . . . . . . .15
     Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16


                                     PART  I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

GENERAL

     This report is late. New management of the Registrant is filing this late report without the benefit of the Registrant's books and record for the year of 1998. L. Mychal Jefferson II has refused to turnover the records of the Registrant to management. As a result, the Company has filed its Original Petition and Request for Mandamus Relief, cause no. 2000-06970, in the 113th Judicial District Court, Harris County, Texas. This report will be amended.

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

     The Registrant has not had any revenues since 1991 with the exception of the forfeiture of the shares of AZ CAPITAL, Inc., a Texas corporation, which resulted in reportable income of $409,860.

     ORGANIZATION. The Registrant was incorporated on May 8, 1981 under the name of Texoil, Inc. for the purpose of minerals exploration, discovery, production, refining, and transportation. In August 1988, the Registrant participated in the minerals business through its then wholly-owned subsidiary, Whitsitt Oil Company, Inc., a Texas corporation. The Registrant changed its name to UNICORP, Inc. in 1989. Concurrent with the change of its name, the Registrant acquired 90 percent of the outstanding capital stock of Med-X, Inc. As a result of adverse business circumstances, no material business operations have been conducted by the Registrant since 1992.

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

     MATERIAL PURCHASE. On December 15, 1997, the Registrant executed an Agreement and Plan of Reorganization (the "Agreement") with L. Mychal Jefferson II ("Jefferson"), the sole shareholder of The Laissez-Faire Group, Inc., a Texas corporation ("Laissez- Faire"), whereby the Registrant, in a tax-free exchange, agreed to acquire all of the outstanding shares of the capital stock of Laissez-Faire in exchange for shares of the Registrant's common stock (the
"Common Stock"). Laissez-Faire became a wholly owned subsidiary of the Registrant. The Agreement closed on December 31, 1997. Pursuant to the terms of the Agreement, Mr. Jefferson was to acquire 530,000 shares of the Class C Common Stock of the Registrant. However, at the time of the closing of the Agreement, the Mr. Jefferson claimed the Registrant did not have the requisite capital structure in place to issue to Mr. Jefferson the Class C Common Stock. Mr. Jefferson reported that "necessary change in the Registrant's Articles of Incorporation will have to occur by vote of the stockholders of the Registrant at a later date. In the mean time, Mr. Jefferson agreed to take shares of the Registrant's existing Common Stock, so that after the closing, Mr. Jefferson owned 94 percent or 940,000 shares of the issued and outstanding shares of the Common Stock of the Registrant." The question that new management has is who did Mr. Jefferson agree concerning the issuance of the 940,000 shares. There is no agreement of record filed in any report regarding such an alleged agreement. Current management believes that all of the shares necessary to be issued could have been issued and should have been issued pursuant to Article Twelve of the Company's charter as transition shares until the Registrant amended its charter. Management also believes that Mr. Jefferson may not have conveyed any consideration for the issuance of his shares. Management expected to change the focus of the Registrant to a petroleum refining and distribution business. The Registrant anticipated that through an affiliated business, it could achieve certain purchasing and marketing advantages in purchases of raw crude and the sale of refined petroleum products to governmental agencies. Management was not successful in achieving the foregoing business strategy.

     The registrant was successful in purchasing 58,285 tons of a mineral interest located Yavapai County, Arizona. The mineral is Zeolite. The registrant paid $10,200,000 for the mineral interest. The registrant is possessor-in-title to the mineral interest. The registrant conveyed 420,000 shares of its Class A Common Stock and 58,000 shares of its Series A $100.00 8 1/2% Preferred for the acquition and note for $200,000 due in 45 days from March 1, 1998 bearing annual interest at the rate of 6%(see"Description of Property").

     The registrant is now in the business of Zeolite. The Zeolite is a specific variety called Clinoptilolite. The Registrant's Zeolite is natural occurring.

     PRODUCTS AND SERVICES. Zeolites are use by everyone in the world. Many people may not have heard about Zeolite and may not have a lot of experience with Zeolites. The market for natural Zeolites worldwide totaled around 3.6 million tons in 1997, with China accounting for 2.5 million tons. Total demand levels are similar, with building materials accounting for around 2.4 million tons per Year, agriculture as much as 800,000 tons per year, and ion exchange, adsorption, and catalyst applications for around 400,000 tons per year. Few Zeolite manufacturers(synthetic)are believed to be operation at their nameplate capacities. Worldwide, detergents-grade Zeolites capacity utilization is put at less than 60%. Zeolites manufacturers in the United State of America reported to be operating at around 80% of capacity, while their counterparts in Asia are operating at 64%. Japanese demand for Zeolites in adsorption applications accounts for roughly 20,000 tons per year. This application is expected to become an important use for Zeolites in Europe and North America in the future, with growth forecast to exceed 10% per year. In value terms, catalysts represent by far the largest market for Zeolites, totally more than $500,000 per year in the United States of America alone, and high rates of growth are expected. In volume terms, however, the market will increase slowly at 3% to 3.5% per year, as improvements in catalyst performance will offset growth in catalytic processes in refineries. Future levels of growth in consumption of natural Zeolites has increased rapidly over the past decade, particularly in agricultural applications; this is expected to remain the most important area for growth in the future, with forecast rates as high as 10% per year. Certain uses for direct consumer products range from $3.00 to $12.00 per pound. The registrant has not penetrated any sustainable market for its product. The registrant has not yet developed a market strategy for the distribution of its Zeolite. The registrant is considering several market options, but may not be successful because of its lack of liquidity to implement a marketing strategy.

     PUBLICITY. The Registrant has not had any news releases or advertisement regarding any of the Registrant's.

     COMPETITION. Major companies much more developed than the registrant with major liquid resources are in direct competition with the registrant. The registrant has not penetrated any sustainable market for its product. The registrant has not yet developed a market strategy for the distribution of its Zeolite. The registrant is considering several market options, but may not be successful because of its lack of liquidity to implement a marketing strategy, taking in consideration the registrant may have to develop a new market that has not been developed by its competition.

     DISTRIBUTION. The Registrant is considering selling its Zeolite directly to the public through mass media advertising for home use by the consumer, business to consumer over the internet and business to business through international business to business companies that are already on the internet. It is economical for the Registrant to truck or train the product for out source processing, packing and then the fulfillment of the consumer order.

     PRINCIPLE SUPPLIER. The Registrant believes that is has a sufficient amount of the product to sustain a viable market for a few years. If the Registrant determines that it needs more supply, it is believed by the Registrant that is can secure more product from its major security holder, Equitable Asset Incorporated.

     MAJOR CUSTOMER. The plan currently favored by management is to spread the consumer base where there will be no need for a few major customers. A major customer may be approached on a business to business strategic alliance, but it is now the intention of management to focus on a large variety of individual consumers.

     GOVERNMENT REGULATIONS. It is the intention of the Registrant to file a new plan with the Bureau of Land Management in conjunction with Texas Arizona Mining Co., a Texas company, in regards to the removal of the product from the property. Texas Arizona Mining Co. has timely filed claims on the property since 1972 with the Bureau of Land Management. The plan will become effective upon filing with the Bureau of Land Management. The Registrant is not aware of environmental requirement's regarding the Zeolite with the exception of the normal requirements regarding the removal and replacement of the top soil in an open pit mining operation. Management anticipates that governmental regulation will have minimal effect on the Registrant's business.

     ESTIMATE. The Registrant has not prepared a budget regarding the research and development of its product and does not know the extent to which the cost of such activities will be borne by the consumer if such activity implemented.

     COMPLIANCE COSTS. Management does not have the cost of compliance with the environmental laws (federal, State and local).

     EMPLOYEES. Management believes that the Registrant had no employees at December 31, 1998.

     EXECUTIVE OFFICERS OF THE REGISTRANT. The names, ages and current officers of the Registrant, who are to serve until the next regular meeting of the Board of Directors to be held in 1999, and serving as of the date of this Report, are set forth below. Also indicated is date when the person commenced serving as an executive officer of the Registrant.

               NAME  AND  AGE                   OFFICE
               --------------                   ------

               L.  Mychal  Jefferson  (29)      President
               L.  Mychal  Jefferson  (29)      Chief  Executive  Officer
               L.  Mychal  Jefferson  (29)      Chief  Financial  Officer
               L.  Mychal  Jefferson  (29)      Secretary

L. Mychal Jefferson has served as President of the Registrant since January 20, 1998 when he acquired 94 percent of the Common Stock in exchange for all of his common stock in The Laissez-Fair Group, Inc., a Texas corporation
("Laissez-Faire"). He has served as President of Laissez-Faire since its founding in 1997. Mr. Jefferson is widely engaged in professional and civic activities, including Chairman of the President's Advisory Board of the Houston Development Council. Mr. Jefferson began his career with Monmouth Investments, a prominent regional investment banking firm. Thereafter, he managed portfolios of major institutions and high net worth individuals at Oppenheimer & Co. Mr. Jefferson attended the University of Southern Mississippi and the University of South Florida, majoring in finance.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

     LOCATION OF PROPERTY. The Registrant owns as Possessor-In-Title certain Zeolite interest located at Wittenburg, Yavapai County, Arizona. The Registrant owes no debt on the property. The operation is open pit mining. The Registrant can extract its 58,285 tons of Zeolite.

     DESCRIPTION OF MINERAL LOCATED IN PROPERTY. Zeolites are naturally occurring minerals which were deposited as a result of volcanic activity millions of years ago. The term Zeolite refers to a group of minerals, whereas the deposit that we mine, is a specific variety called Clinoptilolite. Zeolites are crystalline hydrated aluminosilicates that possess infinite three-dimensional frameworks of silicon-oxygen (SiO4) tetrahedral. The honeycomb crystalline structure readily absorb molecules having diameters small enough to fit through the entry channel. Molecules too large to pass through the entry channel are excluded, thus giving rise to the term "molecular sieving".

     USES. Zeolites are used in many different applications including: animal feed supplement, water and air filtration and pollution control media, animal hygiene, odor control, oil adsorbing floor drying material, aquaculture and pond filtration, soil amendments, and industrial fillers. Other applications for natural Zeolites include: paper and paint fillers, thermal storage, natural gas purfication, ground water and sewage effluent treatment, removal of ammonia, heavy metals and radioactive ions from industrial and municipal effluents. It has been said that there is approximately 5,600 usues for Zeolites. The NASA Astronauts have experimented with Zeolite drinks in outer space.

(need  instructions  in  102(a).  Item  801(g)  and  Item  802(g).)
        Will  file  in  amended  10K/SB


ITEM  3.  LEGAL  PROCEEDINGS.

     NAME  OF  COURT.  190th  Judicial  District  Court, Houston, Harris County,
Texas.

     DATE  PROCEEDINGS  BEGAN.  August  31,  1998.

     PRINCIPAL  PARTIES.  Equitable  Assets  Incorporated,  Plaintiff  vs.
Unicorp,  Inc.

     DESCRIPTION OF FACTS. The Registrant issued a $200,000 note bearing (6%) interest per annum on March 1, 1998 to Equitable Assets Incorporated in connection with purchase of the Zeolite. On April 21, 1998 Equitable Assets Incorporated demanded payment of the note. The Registrant ignored the demand.

     RELIEF SOUGHT. Equitable Assets Incorporated filed the suit for $222,676.18, Attorney fees, and Court cost.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

       NONE.


                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The  Registrant's  Common  Stock  trades  on  the OTC Bulletin Board of the
National Association of Securities Dealers, Inc. (the "NASD") in the United States. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of December 31, 1997, the Registrant was authorized to issue 50,000,000 shares of the Common Stock, of which there were issued and outstanding 16,342,000 shares. On January 20, 1998, the Board of Directors of the Registrant voted to effectuate a reverse split of the outstanding shares of the Common Stock of the Registrant, so that thereafter, for every 273 shares of the Common Stock of the Registrant held by a stockholder of the Registrant, such stockholder shall now hold one share of the Common Stock of the Registrant. There were no fractional shares issued or cash paid in lieu of fractional shares, and consequently, all shares received as a result of the reverse split were rounded up to nearest whole share. No vote of the stockholders was necessary to implement the change. As a result of such reverse split, the Registrant is still authorized to issue 50,000,000 shares of the Common Stock, but only 1,040,000 shares are issued and outstanding as of the date of March 2, 1998. The par value of the Common Stock remains unchanged at $0.01 per share as of December 31, 1998. March 1, the Registrant purchase the Zeolite property from Equitable Assets Incorporated, a Belize company, and the consideration for the purchase was the issuance by the Registrant of a $200,000 purchase money unsecured note payable to Equitable Assets Incorporated in 45 days bearing interest a 6% per annum, Regulation S 420,000 Class A Common Stock, and a Series A 8 1/2% Callable Preferred, $100.00 par value, the dividends payable quarterly in cash or the common stock of the Registrant. The Registrant did not issue the securities to Equitable Asset Incorporated as agreed. The Registrant reported on Form 10 Q/SB dated September 30, 1998 that there were 1,240,000 shares of the common stock outstanding. The Registrant reported on Form 8-K filed on April 7, 1999 that there are 1,320,847 of the common stock outstanding, with a par value of $.001 per share. New Management filing this report will secure the records from the Registrants stock transfer agent to determine the accurate amount of shares outstanding and amend this Form 10-K/SB. New Management of the Registrant is aware of 20,000 shares of Regulation S Stock issued to Equitable Assets Incorporated for $20,000 cash. No dividends were declared or paid during the below described quarterly periods.


                                              COMMON STOCK
                                               BID  PRICE
CALENDAR  YEAR  1996                    LOW                 HIGH

First  Quarter                        $0.008              $0.01
Second  Quarter                       $0.008              $0.01
Third  Quarter                        $0.008              $0.01
Fourth  Quarter                       $0.008              $0.01

CALENDAR  YEAR  1997                    LOW                 HIGH

First  Quarter                        $0.008              $0.01
Second  Quarter                       $0.008              $0.01
Third  Quarter                        $0.008              $0.01
Fourth  Quarter                       $0.008              $0.01

CALENDAR  YEAR  1998                    LOW                 HIGH

First  Quarter                        $0.005              $3.00
Second  Quarter                       $0.375              $2.625
Third  Quarter                        $0.125              $1.50
Fourth  Quarter                       $0.070              $0.125


     As of December 31, 1998 the high and low bids with respect to the price of the Common Stock were $0.5625 $0.090, respectively. These prices represent interdealer prices, without adjustments for retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. New Management does note know the exact number of holders of the Registrant's Common Stock as of December 31, 1998. It appears from the other forms filed by old management that there was at least 997 holders of the Common Stock. This form will be amended to reflect the number of holders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     FORWARD LOOKING STATEMENTS. The following is a discussion of the Registrant's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Registrant appearing under Item 7 of this Report. Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations," which are not historical facts may be forward-looking statements. Such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the Registrant to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of the Registrant will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.

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

     PENDING ACQUISITIONS. As of the end of 1997, the Registrant had examined nine potential acquisition candidates. Of these, a letter of intent has been signed with Sellers Petroleum Products, Inc. ("Sellers") of Yuma, Arizona, and negotiations continue with the others. Sellers engages in the marketing and distribution of refined petroleum products in Arizona and California. Expected consideration for the purchase was $7,000,000. The Registrant had also elected to pursue an agreement to purchase a refinery located at the Valverde refurbishment facility in Houston, Texas and a refinery and site, located in Nixon, Texas. The Registrant continues its search for undervalued private and public entities in related businesses. Meetings with several investment banking relationships were held pursuant to financing for these anticipated purchases. Management expected that the Registrant's proposed acquisitions would expand the business of the Registrant through the acquisition of an established, growing distribution business in the southwestern United States. Management was of the opinion, that the purchase of refining, and distribution facilities in Texas would limit the Registrant's reliance upon outside refiners for refined petroleum products. The Registrant was also currently negotiating for the purchase of a third existing company which operates a distribution and convenience store operation in the southwestern United States.

     SELLERS PETROLEUM. Sellers Petroleum Products, Inc. (herein "Sellers") is one of the largest distributors of wholesale petroleum products in the Yuma, Arizona and El Centro, California regions. Products offered include fuels
(gasoline, oil, and diesel), lubricants, maintenance services, and tires, batteries, and accessories. Sellers maintains two modern bulk plant facilities located in Yuma, Arizona and El Centro, California, as well as seven state-of-the-art cardlock facilities throughout its regions. The facilities are the only ones of all regional competitors that are in compliance with all applicable EPA standards through 1998, including above ground tank storage, storm water compliance, and product transportation regulations. Sellers is a branded Unocal 76 jobber, although fuel is also rack purchased from various other major refiners and independents refiners based upon pricing. Unocal, Chevron, and Texaco lubricant products are also offered. Sellers has maintained a strong relationship with Unocal since its inception in 1954, and continues to be its premier distributor in the region. Sellers is currently Unocal's third largest lubricant jobber nationwide, and has been approached by Unocal to expand its service region further into both Southern California and Arizona. Its customers include both commercial and retail (cardlock and service station) accounts. Management strongly emphasizes service, with customer satisfaction evident in its 95 percent + rate of repeat business. Customer service is further augmented by through excellent staffing, characterized by low employee turnover and average employee tenure of 10 years. The Registrant expects that the current Sellers management will be retained post acquisition. Sellers has over 1,300 active accounts which order at least once per month. The Registrant did not acquire Sellers.

     NIXON TEXAS REFINERY. The Nixon refinery is located on a 50 acre site approximately 40 miles south of San Antonio, Texas. The plant is certified by the U.S. Department of Energy at a rate of 17,033 barrels per day of 42 API Crude. The plant was designed to refine military jet fuel in addition to propane, C3/C4, Naptha, kerosene, diesel, gas, oil, and residuals. The refinery ran for several years delivering Military Jet fuel to all three U.S. Air Force bases in San Antonio prior to its closure after Desert Storm. The refinery can be tuned to produce the standard range of refined petroleum products to meet demand in its market area. The Registrant feels that through an association with a minority owned petroleum distributor, profit margins exceeding $3.00 per barrel refined may be realized. The refinery is currently being refurbished in Houston, Texas. Management believes that by combining its additional 6,000 to 7,000 barrels of refining capacity to the Nixon Refinery, the Registrant can process approximately 20,000 barrels of petroleum daily. The Registrant did not acquire the Nixon Texas Refinery.

     FLUID CATALYTIC CATALYST. The Registrant has recently entered into a letter of intent to purchase from Equitable Assets, Inc. approximately 58,000 tons of fluid catalytic catalyst (Zeolite), which is used in the refining, agriculture, water purification, turf management, and air purification markets, in exchange for 420,000 shares of the Registrant's Class A Common Stock and $5,800,000 of $100 Par Series A Callable Preferred Stock. The Registrant does not yet have in place the requisite capital structure to conclude the sale and purchase, but after the expected stockholders' meeting to be called for the purpose of amending the Registrant's articles of incorporation, the transaction can go forward. The proposed purchase price for the Zeolite is approximately $175 per ton. The current market price for Zeolite ranges from $300 to $1,100 per ton. The Registrant plans to sell 20,571 tons of the Zeolite to Equitable Assets, Inc. in exchange for notes and commercial paper equaling $5,000,000, or $243 per ton. Management is currently examining the wholesale markets to find customers who might be consistent purchasers for its remaining inventory of fluid catalytic catalyst. The material will also be tested to determine its efficacy in any refinery that the Registrant may purchase. The registrant finished the purchase of this asset on March 1, 1998. Equitable Assets Incorporated did not exercise its option to purchase the 20,571 tons of Zeolite from the Registrant.

     LIQUIDITY AND CAPITAL RESOURCES. In order to complete the proposed acquisitions, the Registrant will require additional funding. Management believes that this funding is available through investment bankers who have expressed an interest in providing equity and debt funding. There can be no assurance as to the availability or terms of this financing. If the Registrant is to be successful in concluding the above described proposed acquisitions, it will be obligated to spend at least $400,000 in earnest money, $200,000 in purchase money, at least $100,000 in acquisition costs, plus shares of the Common Stock and other costs before formal contracts can be executed or closed. Certain anticipated transactions may require the Registrant to incur additional debt, and the degree to which the Registrant may be leveraged could have important consequences, including the following: (i) the possible impairment of the Registrant's ability to obtain financing in the future for potential acquisitions, working capital, capital expenditures or general corporate purposes; (ii) the necessity for a substantial portion of the Registrant's cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness; (iii) the potential for increased interest expense due to fluctuations in interest rates; and (iv) the potential for increased vulnerability of the Registrant to economic downturns and possible limitation of its ability to withstand competitive pressures. The Registrant's ability to meet its debt service obligations will be dependent upon the Registrant's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Registrant, many of which are beyond its control.

     RESULTS OF OPERATIONS. The Registrant has generated no revenues since 1991 with the exception of the stock forfeiture by AZ CAPITAL, INC. which resulted in revenues of $409,860. It is the intention of the Registrant to distribute those shares to the shareholders of the Registrant at a later date.


ITEM  7.  FINANCIAL  STATEMENTS.

                                  UNICORP, INC.
                            Balance Sheet - Unaudited
                             As of December 31,1998

                                  Dec 31, '98


ASSETS
  Other Assets
    1300 MINERAL INTEREST              10,200,000.00
    1805 INVEST. - AZ CAPITAL, INC.       409,860.00
  Total Other Assets                   10,609,860.00
TOTAL ASSETS                           10,609,860.00
LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        2060 - ACCOUNTS PAYABLE             7,500.00
        2060 - DIVIDENDS PAYABLE          410,833.33
      Total Other Current Liabilities     418,333.33
    Total Current Liabilities             418,333.33
    Long Term Liabilities
      2601 - NOTE PAYABLE - E.A.I.        200,000.00
    Total Long Term Liabilities           200,000.00
  Total Liabilities                       618,333.33
  Equity
    3000 - PREFERRED STOCK - SERIES A   5,800,000.00
    3050 - COMMON STOCK                   166,236.59
    3060 - COMMON STOCK -CLASS A            4,200.00
    3101 - ADDITIONAL PAIDIN CAPITAL    7,396,476.41
    3500 - RETAINED EARNINGS           -3,514,587.33
    Net Income                            139,201.00
  Total Equity                         9,9911,526.67
TOTAL LIABILITIES & EQUITY             10,609,860.00


                                  UNICORP, INC.
                           Profit and Loss - Unaudited
                          January through December 1998

                                Jan  -  Dec  '98

  Ordinary Income/Expense
    Expense
      6270 - PROFESSIONAL FEES               270,659.00
    Total Expense                            270,659.00
  Net Ordinary Income                       -270,659.00
  Other Income/Expense
    Other Income
      7030 - OTHER INCOME                    409,860.00
    Total Other Income                       409,860.00
  Net Other Income                           409,860.00
Net Income                                   139,201.00

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information set forth under "Item 1. Description of Business - Executive Officers of the Registrant" is incorporated herein by reference. At the date of this Report, the executive officer of the Registrant was L. Mychal Jefferson II.

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

     NAME                   AGE        POSITION              DIRECTOR SINCE

Mychal  Jefferson  II     29   Chairman  of  the  Board      January  1998


     Certain information with respect to the other members of the Board of Directors of the Registrant is set forth above in "Item 1. Description of Business - Executive Officers of the Registrant."

     The Registrant has filed its Original Petition and Request for Mandamus Relief, cause no. 2000-0679, in the 113th Judicial District Court, Harris County, Texas to secure the books and records of the Registrant. New Management is not sure who the officers and directors of the Registrant was in 1998.

ITEM 10.  EXECUTIVE  COMPENSATION.

     COMPENSATION OF OFFICERS. Since 1991, the Registrant has not paid salaries or other form compensation to any of its officers or directors. Effective as of January 20, 1998, L. Mychal Jefferson II will receive an annual salary of $36,000.

     COMPENSATION OF DIRECTORS. The Registrant does not compensate any of its directors for their services to the Registrant as directors. However, the Registrant does reimburse its directors for expenses incurred in attending board meetings.

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

NAME  OF  BENEFICIAL  OWNER      NUMBER  OF  SHARES          PERCENT  OF  SHARES
L.  Mychal  Jefferson  II        940,000  Common                      71%

John  N.  Avilez*                420,000  Class  A Common             100%

All  directors  and  officers
As  a  group  (1)  person.       940,000  Common                      71%

*Mr. John N. Avilez is an Attorney in Belize City, Belize. Mr. Avilez is the Settlor and Beneficiary of First Madison Trust, a Belize personal trust, which in turn owns 100% of the outstanding shares of Equitable Assets Incorporated, a Belize corporation, which in turns owns the shares in the Registrant.

     (1) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.
     (2) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the Common Stock outstanding as of December 31, 1998. Any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of December 31, 1998 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

         Not  applicable.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)    List  of  Documents  Filed  with  this  Report.

(1)  None.

(2)  Exhibits.

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

27** Financial Data Schedule, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998. Commission File No.
          2-73389.

(b)       Reports on Form 8-K.*
(1)       Current Report on Form 8-K for the  Registrant  dated February 13,
          1998,  and filed on February 18, 1998.  Commission  File No.  2-73389,
          reporting  a  change  in  the  control  of  the   Registrant  and  the
          acquisition  of assets.  ("Item 1. Changes in Control of  Registrant,"
          and "Item 2. Acquisition of Assets").
(2)       Form 8-K Report filed on April 9, 1998 regarding AZ CAPITAL,  Inc.
          and Equitable Assets Incorporated.
(3)       Form  8-K  Report filed on April 14, 2000 regarding changes of control in the Registrant and other matters.

*    incorporated by reference.
**   to be filed by ammendment.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNICORP,  INC.

Date:  April 17, 2000                        By  /s/  Louis  Mehr
       --------------                           -----------------
                                                Louis  Mehr,  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.