Form 10QSB
period 1999-03-31
UNICORP INC /NEW
filed 2000-04-19
CIK 354507

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  DC  20549


                                   FORM  10-QSB

                QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1999

                                         OR

                TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
             FOR  THE  TRANSITION  PERIOD  FROM           TO
                                                ---------    -----------

                         COMMISSION  FILE  NUMBER:  2-73389


                     UNICORP, INC.f/k/a Auto Axzpt.Com, Inc.
             (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)


               NEVADA                                           75-1764386
  (STATE  OR  OTHER  JURISDICTION  OF                         (I.R.S.  EMPLOYER
   INCORPORATION  OR  ORGANIZATION)                         IDENTIFICATION  NO.)

         502  Divison  Street                                      89703
             HOUSTON,  TEXAS                                     (ZIP  CODE)
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)



       REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:  (775)  883 3711
                                                                 (281)  933 4874

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF March 31, 1999 WAS 450,000, 420,000 Class A and 3,500,000 issued for Auto Axzpt.Com, Inc.(which company does exist and has never exist).

         Transitional  Small  Business  Disclosure  Format  (check  one):
Yes     No  X
    ---    ---

                                     PART  I
                              FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

         The information required by this Item 1 appears on page 5 of this Report, and is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Current management cannot make representations pertaining to the financial plans of former management during this period. It is believed that the registrant did not have any operations during this period.
     On March 1, 1999 the registrant filed a S-8 Registration Statement regarding 185,000 shares to various persons regarding work allegedly performed by those parties. New management is investigating that filing (see the 8-K filed on April 14, 2000). Noel Rodriquez, the recent former President of Unicorp, Inc.f/k/a Auto Axzpt.Com, Inc., denies knowing that the S-8 Registration Statement was filed on March 1, 1999.
     Current management has expensed $185,000 regarding the issuance of these shares.

                                     PART II
                                OTHER  INFORMATION

Item  1.  LEGAL  PROCEEDINGS.

1.     Name  of  Court.  80th  Judicial  Dictrict  Court,  Harris County, Texas.

2.     Date  Proceeding  Began.  January  20,  1999.

3.     Principle  Parties.  Henry  A.  Schulle,  on  Behalh  of  Unicorp,  Inc.
                            Vs. L. Mychal Jefferson II, The Laissez-Faire Group, Inc. and Unicorp, Inc.

4. Description of Facts. In December of 1997, UNICORP, by and through its acting President, Schulle, entered into negotiations with Laissez-Faire Group, Inc., a Texas corporation and its President, Jefferson.
In December 1997, the two parties consummated a deal whereby UNICORP would acquire all outstanding shares of LAISSEZ-FAIRE GROUP, INC., thereby making LAISSEZ-FAIRE GROUP, INC. a wholly owned subsidiary of UNICORP. In exchange for all outstanding shares of LAISSEZ-FAIRE GROUP, INC., UNICORP transferred to Jefferson 530,000 shares of CLASS C common stock of UNICORP.
          The purpose of this acquisition was to proceed with efforts to expand the refining and petrochemical business of UNICORP, the surviving entity, by expanding holdings through the purchas of existing companies creating a demonstrable gain in productivity through the minimaztion of general and administrative costs which were duplicative. Jefferson, as majority shareholder, became Presiden, CEO, CFO, and Secretary of the corporation and was charged with the continued growth and operation of the merged entities.
          Pursuant to applicable law and the Articles of Incorporation, Jefferson was entitled, by virtue of his 91% ownership of UNICORP, to elect new and additional directors. Jefferson exercised this right by electing Mr. Williams and Mrs. Morton, both familial relations, as directors. The entire board of directors thereby consists of Jefferson and two family members.

        As of early September 1998, Jefferson disappeared and wholly abandoned his duties and obligations as President, CEO, CFO, Secretary and Director of UNICORP. Despite efforts by the remaining shareholders to locate his whereabouts, he remains unavailable to the corporation and has not been contacted. During this period of abandonment, UNICOPR has spiraled out of control in the absence of any management or supervision by the officers or directors. Stock values have plummeted from approximately $1.50 per share to approximately .07 cents per share since Jefferson's abandonment of his duties. Furthermore, Jefferson has filed, caused to be filed, or permitted to be filed false and/or inaccurate reports or other documents with the Securities Exchange Commission and he has made false disclosures to the public and to the shareholders of the corporation.
          The remaining directors, Mrs. Morton and Mr. Williams, have failed to take action and provide for the removal of Jefferson or the appointment of an officer capable of overseeing the day to day operations of the corporation in Jefferson's protracted absence.

          SHAREHOLDER DERIVATIVE CLAIMS. As a shareholder of UNICORP, and on behalf of all other shareholders similarly situated, Schulle alleges and asserts on behalf of UNICORP causes of action against Jefferson as follows:
A.     Mismanagement  of  the  Corporation:
The Defendant has grossly mismanaged UNICORP. The mismanagement is either intentional, for reasons unknown to the Plaintiff, or the result of negligence and gross negligence as alleged herein. The Defendant has breached his duties to the corporation to act in accordance with the applicable standard of care and requisite skill reguired of such officers in the performance of their services. Jefferson has failed not only to operate and manage the corporation in a non-negligent fashoion, he has failed to operate or manage the corporation at all. He has abandoned the corporation and continues to ignore his duties and obligations to the corporation and its shareholders.
B.     Breach  of  Fiduciary  Duty.
Further, Jefferson holds positions as officer and director of UNICORP. As such, he owes the corporation the duties of care and loyalty and stands in a fiduciary relationship to the corporation. The Defendant, by virtue of his conduct described herein, has breached his fiduciary obligations to the corporation.
C.     Damages.
As a result of the Defendant's misconduct, the corporation has incurred damages including loss of profits on its operations, loss of legitimate business opportunities, increased cost and expenses related to the defense oflitigation, unneccessary loss of value per share of common stock, and irreparable harm to the corporation's reputation and standing in the market place. Plaintiff would show these sums exceed the jurisdictional limits of this court, exclusive of interest and costs. Plaintiff hereby prays for a judgment ordering the Defendant to pay all such sums to UNICORP.

5. Relief Sought. RECISSION. In the alternative, Plaintiff seeks a recission of the UNICORP agreement with The Laissez-Faire Group, Inc. At all times material to this matter, Jefferson was the dominant, if not the only, shareholder of Laissez-Faire and operated the company as his alter ego. In fact Jefferson was the real party at interest in the Laissez-Faire transaction.
               In  December  1997,  UNICORP contracted with Laissez-Faire Group,
Inc. whereby UNICORP would acquire all outstanding shares of Laissez-Faire Group, Inc. in exchange for 95% of the outstanding shres of UNICORP. Material to this agreement were the representations of Jefferson who promised that as part of the agreement he would act as President and operate and manage the entity.
               Since  the  agreement,  Jefferson has abandoned the merged entity and is neither operation nor managing the affairs of UNICORP. Due to his failure to meet his obligations and duties, the value of UNICORP shares has dropped by 95%. Further, Jefferson's complete failure to operate or manage the corporation comprises a complete failure of consideration for which the Plaintiff seeks equitable relief by means of recission and Attorney Fees.

          This lawsuit was settled with prejudice and this means the lawsuit can be refiled.

The litigation by referance in the registrant's December 31, 1999 10-KSB filed on April 17, 2000 by current management.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.
          Not/Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITES.
          Not/Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          Not/Applicable

ITEM  5.  OTHER  INFORMATION.

          New management of the registrant is filing this late report. On March 1, 1999 the registrant entered into a Plan of Reorganization to puchase Auto Axzpt.Com, Inc. an alleged Texas company, see by referance the 8-K filed on March 25, 1999. Auto Axzpt.Com, Inc. does not exist as a Texas company and never has (see by reference the 8-K filed on April 14, 2000 by the registrant). New management is filing this form without the books and records of the registrant for 1999. Management considers the Auto Axzpt.Com, Inc. purchase a fraud and nullity. L. Mychal Jefferson II has refused to turnover the records of the Registrant to management. As a result, the Company has filed its Original Petition and Request for Mandamus Relief, cause no. 2000-06970, in the 113th Judicial District Court, Harris County, Texas. The registrant has perfected service on L. Mychal Jefferson II by attaching service on his door pursuant to Texas Civis Rule 106. The registrant is relying on the Court system to secure the books and records from former management.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

         (a)  List  of  Documents  Filed  with  this  Report.

         (1)     Balance  Sheet-for  the  Period  Ended  March  31,
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
                   Income  Statement  for  the  Period  Ended  March  31,
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

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

  11         Computation  of  Per  Share  Earnings.

  27         Financial  Data  Schedule.


  (b)        Reports  on  Form  8-K.

  (1) Current Report on Form 8-K for the Company dated March 1, 1999 and filed March 25, 1999, Commission File No. 2-73389, reporting the acquisition of Auto Axzpt.Com, Inc. ( a non existing company).

  (c)        Financial  Statement  Schedules.

                  No schedules are required as all information required has been presented in the audited financial statements.

The Registrant acknowledges and reserves the right to amend this filing for the purpose of additions, omissions, or revisions of information, including but not limited to financial data.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         UNICORP,  INC.

                                         By  /s/  Louis  Mehr
                                           ---------------------------------
                                           Louis  Mehr,  President

                                           April  18,  2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





          SIGNATURE                                  TITLE
DATE      ---------                                  -----
----

/s/  Louis  Mehr                                President,  Director
----------------
     Louis  Mehr

April  17,  2000

/s/  John  Marrou                              Secretary, Director
-----------------
     John  Marrou

April  17,  2000

                                  UNICORP, INC.
                                  BALANCE  SHEET
                                 March 31, 1999
                                   (UNAUDITED)
                                                               March 31,1999
                                                               -------------
ASSETS
Other Assets
    Mineral Interest                                           10,200,000.00
    Investment-AZ Capital, Inc.                                   409,860.00
                                                               -------------
  Total Other Assets                                           10,609,860.00
                                                               -------------
TOTAL ASSETS                                                   10,609,860.00
                                                               =============

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Accounts Payable                                            7,500.00
        Dividends Payable                                         543,083.33
        Note Payable-EAI                                          200,000.00
                                                               -------------
      Total Other Current Liabilities                             741,583.33
                                                               -------------
TOTAL LIABILITIES                                                 741,583.33
                                                               =============

EQUITY
  PREFERRED STOCK-SERIES A                                      5,800,000.00
  COMMON STOCK                                                    168,086.59
  COMMON STOCK-CLASS A                                              4,200.00
ADDITIONAL PAID IN CAPITAL                                      7,579,626.41
RETAINED EARNINGS                                              -3,498,636.33
NET INCOME                                                       -185,000.00
TOTAL EQUITY                                                    9,868,276.67
                                                               -------------

TOTAL LIABILITIES & EQUITY                                     10,609,860.00
                                                               =============

                                  UNICORP, INC.
                                 Profit and Loss
                           Januuary through March 1999
                                    Unaudited
                                                                   Jan-Mar 1999
                                                                   -----------
Ordinary Income/Expense
    Expense
          PROFESSIONAL EXPENSES                                    -185,000.00
                                                                   -----------
Total Expense                                                      -185,000.00
                                                                   -----------
Net Ordinary Income                                                -185,000.00
                                                                   -----------
  Net Income                                                       -185,000.00
                                                                   ===========