Form 10QSB
period 1999-06-30
UNICORP INC /NEW
filed 2000-04-20
CIK 354507

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED June 30, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO
                                            ---------    -----------
                         COMMISSION FILE NUMBER: 2-73389


                    UNICORP, INC.f/k/a Auto Axzpt.Com, Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               NEVADA                                    75-64386
  (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

         502 Divison Street                                 89703
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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF March 31, 1999 WAS 450,000, 420,000 Class A and 3,500,000 issued for Auto Axzpt.Com, Inc.(which company does not exist and has never exist).

         Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The information required by this Item 1 appears on pages 6 through 7 of this Report, and is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Current management cannot make representations pertaining to the financial plans of former management during this period. It is believed that the registrant did not have any operations during this period operating as Auto Axzpt.Com, Inc. a company that did not exist.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

      1.   Name of Court.
           190th Judicial District, Harris County, Texas
      2.   Date Proceeding Began.
           August 31, 1998.
      3.   Principle Parties.
           Equitable Assets Incorporated vs. Unicorp, Inc.
      4.   Description of Facts.
           Equitable Assets Incorporated was awarded a $222,676.18 judgment on May 25, 1999 by the Court.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  List of Documents Filed with this Report.



         (1)     Balance Sheet-for the Period Ended June 30, 1999.. . . . . . .6
                 Income Statement for the Period Ended June 30, 1999. . . . . .7

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

  11         Computation of Per Share Earnings.

  27         Financial Data Schedule.


  (b)        Reports on Form 8-K.


             *(1)Current Report on Form 8-K for the Company dated March 1, 1999 and filed March 25, 1999, Commission File No. 2-73389, reporting the acquisition of Auto Axzpt.Com, Inc. ( a non existing company).

             *(2)Current Report on Form 8-K for the registrant dated April 14, 2000.


  (c)        Financial Statement Schedules.

                  No schedules are required as all information required will be presented in the audited financial statements.

                                   SIGNATURES

         This form will be amended when the registrant' auditors finish the current audit.

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

DATE                 SIGNATURE                         TITLE
----                 ---------                         -----

April 18, 2000       /s/  Louis Mehr                 President, Director
                     ---------------
                     Louis Mehr


April 18, 2000      /s/ John Marrou                  Secretary,Director
                    ---------------
                    John Marrou

                                  UNICORP, INC.
                                  BALANCE SHEET
                                  June 30, 1999
                                   (UNAUDITED)


                                                                   June 30, 1999
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
                                                                   =============

LIABILITIES & EQUITY
     Liabilities
                 Current Liabilities
                       Other Current Liabilities
                             Accounts Payable                          42,178.00
                             Dividends Payable                        657,333.33
                             Note Payable-EAI                         200,000.00
                                                                   -------------
                       Total Other Current Liabilities                899,511.33
                                                                   -------------
TOTAL LIABILITIES                                                     899,511.33
                                                                   =============

EQUITY
     PREFERRED STOCK-SERIES A                                       5,800,000.00
     COMMON STOCK                                                     168,086.59
     COMMON STOCK-CLASS A                                               4,200.00
     ADDITIONAL PAID IN CAPITAL                                     7,579,626.41
     RETAINED EARNINGS                                             -3,621,886.33
     NET INCOME                                                      -219,678.00
TOTAL EQUITY                                                        9,710,348.67
                                                                   -------------

     TOTAL LIABILITIES & EQUITY                                    10,609,860.00
                                                                   =============

                                  UNICORP, INC.
                                 Profit and Loss
                                  June 30, 1999
                                    Unaudited

                                                         June 30, 1999
                                                         -------------

Ordinary Income/Expense
     Expense
            COURT COSTS                                    277.00
            PROFESSIONAL FEES                           34,401.00
                                                        ---------
Total Expense                                           34,678.00
                                                        ---------
Net Ordinary Income                                    -34,678.00
                                                       ----------
Net Income                                             -34,678.00
                                                       ----------