Form 10QSB
period 1999-09-30
UNICORP INC /NEW
filed 2000-04-20
CIK 354507

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


     Current management cannot make representations pertaining to the financial plans of former management during this period. It is believed that the registrant did not have any operations during this period as Auto Axzpt.Com, Inc. a company that does not exist.



                                        PART II
                                   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.
           Not/Applicable

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  List of Documents Filed with this Report.



         (1) Balance Sheet-for the Period Ended September, 30, 1999 . . . 6 Income Statement for the Period Ended September 30, 1999. . . 7

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

  11         Computation of Per Share Earnings.

  27         Financial Data Schedule.


  (b)        Reports on Form 8-K.

  (1) *Current Report on Form 8-K for the Company dated March 1, 1999 and filed March 25, 1999, Commission File No. 2-73389, reporting the acquisition of Auto Axzpt.Com, Inc. ( a non existing company).
  (2)        *Current  Report  on Form 8-K for the registrant filed on April 14,
2000.

  (c)        Financial Statement Schedules.

                  No schedules are required as all information required will be presented in the audited financial statements. The registrant plans to amend this Form when the financial statements are audited.

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

DATE                  SIGNATURE                                  TITLE
--------------       ---------------                       -------------------

April 18, 2000       /s/  Louis Mehr                       President, Director
                     ---------------
                     Louis Mehr


April 18, 2000       /s/ John Marrou                       Secretary,Director
                     ---------------
                     John Marrou

                                   UNICORP, INC.
                                   BALANCE SHEET
                                 September 30,1999
                                   (UNAUDITED)


                                                               September 30,1999
                                                               -----------------

ASSETS
     Other Assets
           Mineral Interest                                        10,200,000.00
           Investment-AZ Capital, Inc.                                409,860.00
                                                               -----------------
     Total Other Assets                                            10,609,860.00
                                                               -----------------
TOTAL ASSETS                                                       10,609,860.00
                                                               =================

LIABILITIES & EQUITY
     Liabilities
           Current Liabilities
           Other Current Liabilities
           Accounts Payable                                            42,178.00
           Dividends Payable                                          780,583.33
           Note Payable-EAI                                           200,000.00
                                                               -----------------
           Total Other Current Liabilities                          1,022,761.33
                                                               -----------------
TOTAL LIABILITIES                                                   1,022,761.33
                                                               =================

EQUITY
          PREFERRED STOCK-SERIES A                                  5,800,000.00
          COMMON STOCK                                                168,086.59
          COMMON STOCK-CLASS A                                          4,200.00
          ADDITIONAL PAID IN CAPITAL                                7,579,626.41
          RETAINED EARNINGS                                        -3,745,136.33
          NET INCOME                                                 -219,678.00
TOTAL EQUITY                                                        9,587,098.67
                                                               -----------------

TOTAL LIABILITIES & EQUITY                                         10,609,860.00
                                                               =================

                                     UNICORP, INC.
                                    Profit and Loss
                                   September 30, 1999
                                      (Unaudited)

                                                               September 30,1999
                                                               -----------------

Net Income                                                                  .00
                                                               =================