Form 10KSB
period 1999-12-31
UNICORP INC /NEW
filed 2000-04-24
CIK 354507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

  X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 ---
        OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

 ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE ------- SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NUMBER: 2-73389

                    UNICORP, INC. F/K/A AUTO AXZPT.COM, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                    NEVADA                             75-1764386
        (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.).

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


     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ x ]

THE  ISSUER  HAD  NO  REVENUES  IN  ITS  MOST  RECENT  FISCAL  YEAR.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF December 31, 1999 WAS: $32,750.00

THE  NUMBER  OF  SHARES  OUTSTANDING  OF  EACH OF THE ISSUER'S CLASSES OF COMMON
EQUITY,  AS  OF  December  31,  1999,  WAS:  3,950,000
      Common*,  420,000  Class  A  Common
      DOCUMENTS  INCORPORATED  BY  REFERENCE:NINE  (9).

                                 TABLE OF CONTENTS

PART 1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4

     Item 1.  Description of Business . . . . . . . . . . . . . . .         4
     General. . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
     Organization . . . . . . . . . . . . . . . . . . . . . . . . .         5
              Material Purchase . . . . . . . . . . . . . . . . . .         5
              Products and Services . . . . . . . . . . . . . . . .         5
              Publicity . . . . . . . . . . . . . . . . . . . . . .         6
              Competition . . . . . . . . . . . . . . . . . . . . .         6
              Distribution. . . . . . . . . . . . . . . . . . . . .         6
              Principle Supplier. . . . . . . . . . . . . . . . . .         6
              Major Customer. . . . . . . . . . . . . . . . . . . .         6
              Government Regulations. . . . . . . . . . . . . . . .         7
              Compliance Cost . . . . . . . . . . . . . . . . . . .         7
              Employees . . . . . . . . . . . . . . . . . . . . . .         7
              Executive Officers of the Registrant. . . . . . . . .         7
     Item 2.  Description of Property . . . . . . . . . . . . . . .         8
              Location of Property. . . . . . . . . . . . . . . . .         8
              Description of Mineral Located In Property. . . . . .         8
              Uses. . . . . . . . . . . . . . . . . . . . . . . . .         8
     Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . .         8
              Name of Court . . . . . . . . . . . . . . . . . . . .         8
              Date Proceeding Began . . . . . . . . . . . . . . . .         8
              Principle Parties . . . . . . . . . . . . . . . . . .         8
              Description of Facts. . . . . . . . . . . . . . . . .         8
              Relief Sought . . . . . . . . . . . . . . . . . . . .         8
     Item 4.  Submission of Matters to a
 Vote of Security Holders 9

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9
     Item 5.  Market for the Registrant's Common
Equity and Related Stockholder Matters. . . . . . . . . . . . . . .    9 & 10
     Item 6.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations . . . .        10
   Forward Looking Statements . . . . . . . . . . . . . . . . . . .        10
   General. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
   Pending Acquisitions . . . . . . . . . . . . . . . . . . . . . .        11
   Liquidity. . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
   Results of Operations. . . . . . . . . . . . . . . . . . . . . .        11
     Item 7.  Financial Statements. . . . . . . . . . . . . . . . .        13
     Item 8.  Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure . . . .        13
PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
     Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance With Section 16(a)
                of the Exchange Act   . . . . . . . . . . . . . . .        13
     Item 10. Executive Compensation. . . . . . . . . . . . . . . .        13
              Compensation of Officers. . . . . . . . . . . . . . .        13
              Compensation of Directors . . . . . . . . . . . . . .        13
     Item 11. Security Ownership of Certain
              Beneficial Owners and.. . . . . . . . . . . . . . . .        13
              Management. . . . . . . . . . . . . . . . . . . . . .        14
     Item 12. Certain Relationships and Related Transactions. . . .        15
     Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . .   15 & 16
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  INFORMATION

     This annual report contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform our prior statements to actual results.

SPECIAL  NOTE REGARDING CERTAIN SUBSEQUANT EVENTS AFTER THE DATE OF THIS REPORT.

          This report is late. New management of the Registrant is filing this late report without the benefit of the Registrant's books and record for the year of 1999. L. Mychal Jefferson II has refused to turnover the records of the Registrant to management. As a result, the Company has filed its Original Petition and Request for Mandamus Relief, cause no. 2000-06970, in the 113th Judicial District Court, Harris County, Texas The Registrant is confident that the Court will grant the relief soughtin the petition. The Registrant has entered into a letter of engagement with Turner Stone & Company to audit the Registrant's financial statements. The Registrant's current auditor, Alvin Dahl & Company, merged with Turner Stone & Company. The financial statements have been compiled with the information that is on file with the Commission. This
Form  will  be  amended  upon  the  completion  of  the  audit.

                                     PART  I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

GENERAL

     UNICORP, Inc., (the "Company" or the "Registrant") is a Nevada corporation. As used herein, the terms the "Company" and the "Registrant" refer to the Company and its wholly owned subsidiaries, unless the context otherwise requires.
     For financial information regarding the segments of the Registrant's operations, see the information contained in the Consolidated Financial Statements incorporated by reference in Item 7 hereof.
     The Registrant has not had any revenues since 1991 with the exception of the forfeiture of the shares of AZ CAPITAL, Inc., a Texas corporation, which resulted in reportable income of $409,860 on March 1, 1998.

     ORGANIZATION. The Registrant was incorporated on May 8, 1981 under the name of Texoil, Inc. for the purpose of minerals exploration, discovery, production, refining, and transportation. In August 1988, the Registrant participated in the minerals business through its then wholly-owned subsidiary, Whitsitt Oil Company, Inc., a Texas corporation. The Registrant changed its name to UNICORP, Inc. in 1989. Concurrent with the change of its name, the Registrant acquired 90 percent of the outstanding capital stock of Med-X, Inc. As a result of adverse business circumstances, no material business operations have been conducted by the Registrant since 1992.
     On January 20, 1998, the Board of Directors of the Registrant voted to effectuate a reverse split of the outstanding shares of the Common Stock of the Registrant, so that thereafter, for every 273 shares of the Common Stock of the Registrant held by a stockholder of the Registrant, such stockholder shall now hold one share of the Common Stock of the Registrant. There were no fractional shares issued or cash paid in lieu of fractional shares, and consequently, all shares received as a result of the reverse split were be rounded up to nearest whole share. No vote of the stockholders was necessary to implement the change.
     On March 1, 1998, the Board of Directors of the Registrant voted to effectuate an additional reverse split of the outstanding shares of the Common of the registrant, so that thereafter, for every 5 shares of the Common Stock of the Registrant held by a stockholder of the registant, such stockholder shall now hold one share of the Common Stock of the registrant.

     MATERIAL PURCHASE. The registrant entered into an Agreement and Plan of Reorganization dated March 1, 1998 to purchase Auto Axzpt.Com, Inc., a Texas company. Auto Axzpt.Com, Inc. is a developmental stage software company writing programs for automobile financing on the internet. Auto Axzpt.Com, Inc. is not a Texas corporation nor a Nevada corporation. Management is treating the Auto Axzpt.Com, Inc. purchase as a nullity.

     PRODUCTS AND SERVICES. The registrant is now in the business of Zeolite. Zeolites are use by everyone in the world. Many people may not have heard about Zeolite and may not have a lot of experience with Zeolites. The market for natural Zeolites worldwide totaled around 3.6 million tons in 1997, with China accounting for 2.5 million tons. Total demand levels are similar, with building materials accounting for around 2.4 million tons per Year, agriculture as much as 800,000 tons per year, and ion exchange, adsorption, and catalyst applications for around 400,000 tons per year. Few Zeolite manufacturers (synthetic) are believed to be operation at their name plate capacities. Worldwide, detergents-grade Zeolites capacity utilization is put at less than 60%. Zeolites manufacturers in the United State of America reported to be operating at around 80% of capacity, while their counterparts in Asia are operating at 64%. Japanese demand for Zeolites in adsorption applications accounts for roughly 20,000 tons per year. This application is expected to become an important use for Zeolites in Europe and North America in the future, with growth forecast to exceed 10% per year. In value terms, catalysts represent by far the largest market for Zeolites, totally more than $500,000 per year in the United States of America alone, and high rates of growth are expected. In volume terms, however, the market will increase slowly at 3% to 3.5% per year, as improvements in catalyst performance will offset growth in catalytic processes in refineries. Future levels of growth in consumption of natural
Zeolites has increased rapidly over the past decade, particularly in agricultural applications; this is expected to remain the most important area for growth in the future, with forecast rates as high as 10% per year. Certain uses for direct consumer products range from $3.00 to $12.00 per pound. The registrant has not penetrated any sustainable market for its product. The registrant has not yet developed a market strategy for the distribution of its Zeolite. The registrant is considering several market options, but may not be successful because of its lack of liquidity to implement a marketing strategy.

     PUBLICITY. The Registrant has not had any news releases or advertisement regarding any of the Registrant's property with the exception of the purchase of Auto Axzpt.Com, Inc.

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

     EMPLOYEES. Management believes that the Registrant had no employees at December 31, 1999.

     EXECUTIVE OFFICERS OF THE REGISTRANT. The names, ages and current officers of the Registrant, who are to serve until the next regular meeting of the Board of Directors to be held in 2000, and serving as of the date of this Report, are set forth below. Also indicated is date when the person commenced serving as an executive officer of the Registrant.

               NAME  AND  AGE                  OFFICE
               --------------                  ------

               R.  Noel  Rodriquez   (46)      President
               R.  Noel  Rodriquez   (29)      Chief  Executive  Officer
               Michael  D.  Bernick  (48)      Chief  Financial  Officer
               Scott  H.  Swain      (30)      Vice  President

R. Noel Rodriquez has served as President and Chief Executive Officer of the Registrant since November 24th, 1999 when L. Mychal Jefferson the former President and Chief Executive resigned. Mr. Rodriquez was elected Chief Executive Officer on March 1, 1999. Mr. Rodriquez has been the President and Chief Executive Officer of HC Acceptance Co., a Texas company, since March of 1997 and was the Vice President, Board Member and Insurance Claims Coordinator for AutoBond, Inc. from July 1992 until March 1999.

Officer of the Registrant since March 1, 1999. Mr. Bernick has been employed by AutoFund, Inc., as the Chief Executive Officer and founder Michael D. Bernick, CMA, has served as the Chief Financial since 1997 until present. AutoFund, Inc. is a small sub-prime automobile finance company. The company originates contracts with dealers in six states and sells them to nationally known flow buyers. At Reliance Acceptance Corporation he was Senior Vice President and CFO, 1994-1997, he reported to the President and CEO of one of the largest sub-prime finance companies in the country. In less than five years the company grew from a start-up operation to a 53 branch office network, purchasing over 3000 loans per month and servicing as many as 60,000 accounts. Total financing of $.5 billion was needed and put in place through a combination of senior debt, subordinated debt, commercial paper, an asset backed securitization and equity.

Mr.Scott H. Swain has been the Vice President of the Registrant since March 1, 1999. For the last five years he has been employed by Seasoft Computer Consultanting in Austin, Texas.

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

          RELIEF SOUGHT. Equitable Assets Incorporated was awarded a judgment on May 25, 1999 in the amount of $222,676.18, Attorney fees, and Court cost by the Court.

          SUBSEQUANT COURT PROCEEDING. The Registrant has filed its Original Petition and Request for Mandamus Relief against L. Mychal Jefferson, the former President of the Registrant, cause no. 2000-0679, in the 113th Judicial District Court, Harris County, Texas on February 10, 2000 to secure the books and records of the Registrant.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

  NONE.

                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
          MATTERS.

       The Registrant's Common Stock trades on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") in the United States. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of December 31, 1997, the Registrant was authorized to issue 50,000,000 shares of the Common Stock, of which there were issued and outstanding 16,342,000 shares. On January 20, 1998, the Board of Directors of the Registrant voted to effectuate a reverse split of the outstanding shares of the Common Stock of the Registrant, so that thereafter, for every 273 shares of the Common Stock of the Registrant held by a stockholder of the Registrant, such stockholder shall now hold one share of the Common Stock of the Registrant. There were no fractional shares issued or cash paid in lieu of fractional shares, and consequently, all shares received as a result of the reverse split were rounded up to nearest whole share. On March 1, 1999, the Board of Directors of the Registrant voted to effectuate a reverse split of the outstanding shares of the Common Stock of the Registrant, so that thereafter, for every 5 shares of the Common Stock of the Registant held by a stockholder of the Registrant shall now hold one share of the Common Stock of the Registrant. No vote of the stockholders was necessary to implement the change. As a result of such reverse split, the Registrant is still authorized to issue 50,000,000 shares of the Common Stock, but only 1,040,000 shares are issued and outstanding as of the date of March 2, 1998. The par value of the Common Stock remains unchanged at $0.01 per share as of December 31, 1998. March 1, 1998 the Registrant purchase the Zeolite property from Equitable Assets Incorporated, a Belize company, and the consideration for the purchase was the issuance by the Registrant of a $200,000 purchase money unsecured note payable to Equitable Assets Incorporated in 45 days bearing interest a 6% per annum, Regulation S 420,000 Class A Common Stock, and a Regulation S Series A 8 1/2% Callable Preferred, $100.00 par value, the dividends payable quarterly in cash or the common stock of the Registrant. The Registrant did not issue the securities to Equitable Asset Incorporated as agreed. The Registrant reported on Form 10 Q/SB dated September 30, 1998 that there were 1,240,000 shares of the common stock outstanding. The Registrant reported on Form 8-K filed on April 7, 1999 that there are 1,320,847 of the common stock outstanding, with a par value of $.001 per share. New Management filing this report will secure the records from the Registrants stock transfer agent to determine the accurate amount of shares outstanding and amend this Form 10-K/SB. New Management of the Registrant is aware of 20,000 shares of Regulation S Stock issued to Equitable Assets Incorporated for $20,000 cash. No dividends were declared or paid during the below described quarterly periods.

                                             COMMON STOCK
                                               BID PRICE
                                     --------------------------

CALENDAR YEAR 1996                    LOW                 HIGH

First Quarter                        $0.008              $0.01
Second Quarter                       $0.008              $0.01
Third Quarter                        $0.008              $0.01
Fourth Quarter                       $0.008              $0.01

CALENDAR YEAR 1997                    LOW                 HIGH

First Quarter                        $0.008              $0.01
Second Quarter                       $0.008              $0.01
Third Quarter                        $0.008              $0.01
Fourth Quarter                       $0.008              $0.01

CALENDAR YEAR 1998                    LOW                 HIGH

First Quarter                        $0.005              $3.00
Second Quarter                       $0.375              $2.625
Third Quarter                        $0.125              $1.50
Fourth Quarter                       $0.070              $0.125

CALENDAR YEAR 1999

First Quarter                        $1.250              $4.250
Second Quarter                       $1.250              $4.500
Third Quarter                        $0.125              $2.250
Fourth Quarter                       $0.250              $0.125

     As of December 31, 1999 the high and low bids with respect to the price of the Common Stock were $0.125 $0.625, respectively. These prices represent interdealer prices, without adjustments for retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. New Management does note know the exact number of holders of the Registrant's Common Stock as of December 31, 1999. It appears from the other forms filed by old management that there was at least 997 holders of the Common Stock. This form will be amended to reflect the number of holders.

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

     GENERAL. Management intends for the Registrant to proceed in its efforts to expand holdings through the purchase of existing, profitable, private, companies where there is a demonstrable gain in productivity through the minimization of general and administrative costs which are duplicative. Management will seek to implement a capital structure which affords the greatest flexibility for future acquisitions while maintaining an adequate base of equity to cushion against fluctuations in the business cycle. Management is seeking acquition opportunities in the new economy sector. A public relations agreement has been signed with Jaz Bermaine & Company to provide public relations and market exposure for the Registrant. It is expected that the Registrant will be traded on the OTC Bulletin Board until such time as the Registrant can qualify for a listing on different exchange.

     PENDING ACQUISITIONS.
     None.

     LIQUIDITY AND CAPITAL RESOURCES. Certain future transactions may require the Registrant to incur additional debt, and the degree to which the Registrant may be leveraged could have important consequences, including the following: (i) the possible impairment of the Registrant's ability to obtain financing in the future for potential acquisitions, working capital, capital expenditures or general corporate purposes; (ii) the necessity for a substantial portion of the Registrant's cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness; (iii) the potential for increased interest expense due to fluctuations in interest rates; and (iv) the potential for increased vulnerability of the Registrant to economic downturns and possible limitation of its ability to withstand competitive pressures. The Registrant's ability to meet its debt service obligations will be dependent upon the Registrant's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Registrant, many of which are beyond its control.

     RESULTS OF OPERATIONS. The Registrant has generated no revenues since 1991 with the exception of the stock forfeiture by AZ CAPITAL, INC. which resulted in revenues of $409,860 on March 1, 1998. It is the intention of the Registrant to distribute those shares to the shareholders of the Registrant at a later date.

ITEM  7.  FINANCIAL  STATEMENTS.

                                     UNICORP, INC.
                               Balance Sheet - Unaudited
                                As of December 31,1999

                                                           Dec 31, *99
                                                           -----------
ASSETS
Other Assets
     MINERAL INTEREST                                     10,200,000.00
    INVEST. - AZ CAPITAL, INC.                               409,000.00
  Total Other Assets                                      10,609,860.00
TOTAL ASSETS                                              10,609,860.00
LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        2050 - ACCOUNTS PAYABLE                               57,178.00
        2060 - DIVIDENDS PAYABLE                             903,833.33
      Total Other Current Liabilities                        961,011.33
    Total Current Liabilities                                961,011.33
    Long Term Liabilities
      2601 - NOTE PAYABLE - E.A.I.                           200,000.00
    Total Long Term Liabilities                              200,000.00
  Total Liabilities                                        1,161,011.33
  Equity
    3000 - PREFERRED STOCK - SERIES A                      5,800,000.00
    3050 - COMMON STOCK                                      168,086.59
    3060 - COMMON STOCK - CLASS A                              4,200.00
    3101 - ADDITIONAL PAIDIN CAPITAL                       7,579,626.41
    3500 - RETAINED EARNINGS                              -3,868,386.33
    Net Income                                            -  234,678.00
  Total Equity                                             9,448,848.67
TOTAL LIABILITIES & EQUITY                                10,609,860.00

Page  I

                                  UNICORP, INC.
                           Profit and Loss - Unaudited
                          January through December 1999

                                            Jan  -  Dec  '99
Ordinary Income/Expense
  Expense
      6145 - COURT COSTS EXPENSE                      277.00
      6270 - PROFESSIONAL FEES                    219,401.00
      6320 - STOCK TRANSFER EXPENSE                15,000.00
  Total Expense                                   234,678.00
Net Ordinary Income                              -234,678.00
                                     -----------------------
Net Income                                       -234,678.00
                                     =======================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The information set forth under "Item 1. Description of Business - Executive Officers of the Registrant" is incorporated herein by reference. At the date of this Report, the executive officer of the Registrant is R Noel Rodriquez.
      In the years prior to December 31, 1997, various officers and directors of the Registrant have failed to file a Form 3 on a timely basis upon becoming an executive officer and director of the Registrant. Set forth below are the directors of the Registrant, together with their ages as of the date of this Report. Each director is elected for a one year term and serves until his successor is elected and qualified.

  NAME                   AGE      POSITION                      DIRECTOR SINCE

R.  Noel  Rodriquez      46      Chairman  of  the  Board       March  1999
Michael  D.  Bernick     48      Director                       March  1999
Scott  H.  Swain         30      Director                       March  1999

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

ITEM  10.  EXECUTIVE  COMPENSATION.

     COMPENSATION OF OFFICERS. Since 1991, the Registrant has not paid salaries or other form compensation to any of its officers or directors. Effective as of January 20, 1998 the registrant reported that, L. Mychal Jefferson II will receive an annual salary of $36,000. Until the books and records or secured from
L. Mychal Jefferson by Court action, Management does not have the current information to determine if any salary was paid to L. Mychal Jefferson or not. Current management has received no salaries from the registrant.

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

NAME  OF  BENEFICIAL  OWNER        NUMBER  OF  SHARES      PERCENT  OF  SHARES

John  N.  Avilez*                  420,000  Class  A  Common    100%

L.  Mychal  Jefferson  II          188,000  Common*              05%

R  Noel  Rodriguez               2,372,718  Common*              60%

Michael  Bernick                   175,000  Common*              04%

Scott  Swain                       175,000  Common*              04%

Harry  Bushong                     500,000  Common*              13%

Capital  Asset  Management,  Inc.  200,000  Common*              05%

Rob  Baifield                      175,000  Common*              05%

All  directors  and  officers
As  a  group  (1)  person.       2,722,718  Common*              69%

      *Mr. John N. Avilez is an Attorney in Belize City, Belize. Mr. Avilez is the Settlor and Beneficiary of First Madison Trust, a Belize personal trust, which in turn owns 100% of the outstanding shares of Equitable Assets Incorporated, a Belize corporation, which in turns owns the shares in the Registrant. Equitable Assets Incorporated votes the shares of the Registrant.

     *The Auto Axzpt.Com, Inc. transaction dated March 1, 1999 has subsequantly been determined a nullity. The common shares issued for that transaction has been reversed. In connection with the transaction, there may have been fraud involved. Management is investigating various aspects regarding the event to determine the extent that certain individuals may have defrauded the registrant.
     It is believed by the registrant that some of the beneficial owners have not met the filing requirements of 13D or Form 3.

(1) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(2) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the Common Stock outstanding as of December 31, 1999. Any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of December 31, 1999 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

         Not  applicable.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
           (a)    List  of  Documents  Filed  with  this  Report.

(1)  See  Exhibits  of  Form  8-K  at  b  (1).

     (2)  Exhibits.

       The exhibits indicated by an asterisk (*) are incorporated by reference.

EXHIBIT  NO.      IDENTIFICATION  OF  EXHIBIT

     3(a) * Articles of Incorporation of Texoil, Inc. filed on May 8, 1981 with the Secretary of State of Nevada, described in the Registration Statement on Form S-2 of the Registrant effective October 13, 1981. Commission File No. 2-73389.

     3(b) *  Certificate  of Amendment to Articles of  Incorporation  of Texoil,
          Inc. filed on October 10, 1989 with the Secretary of State of Nevada, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998. Commission File No. 2- 73389.

     3(c) * Bylaws, as Amended January 20, 1998, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998. Commission File No. 2-73389.

     10(a)* Agreement and Plan of Reorganization dated December 15, 1997 by and between UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock, described in Exhibit "1" to Form 8-K for the Registrant dated February 13, 1998 and filed February 18, 1998. Commission File No. 2-73389.
     21 * Subsidiaries of the Registrant, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998. Commission File No. 2-73389. 23(a)* Consent of Alvin L. Dahl & Associates, P.C., certified public accountants, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998. Commission File No. 2-73389. 27* Financial Data Schedule, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998. Commission File No. 2-73389.
     (b)  Reports on Form 8-K.*
     (1) Current Report on Form 8-K for the Registrant dated February 13, 1998, and filed on February 18, 1998. Commission File No. 2-73389, reporting a change in the control of the Registrant and the acquisition of assets. ("Item 1. Changes in Control of Registrant," and "Item 2. Acquisition of Assets").
     (2) Form 8-K Report filed on April 9, 1998 regarding AZ CAPITAL, Inc. and Equitable Assets Incorporated.
     (3) Form 8-K Report filed on Arpil 7, 1999 regarding changes in control of the Registrant and the Agreement and Plan of Reorganization between the Registrant and Auto Axzpt.Com, Inc.
     (4) Form 8-K Report filed on April 14, 2000 regarding changes of control in the Registrant and other matters.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNICORP,  INC.

                                         By  /s/  Louis  Mehr
                                         Louis  Mehr,  President

April  23,  2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.