Form 10QSB
period 2000-03-31
UNICORP INC /NEW
filed 2000-05-15
CIK 354507

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  DC  20549


                                   FORM  10-QSB

                QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
               FOR  THE  QUARTERLY  PERIOD  ENDED  March  31,  2000

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
(STATE OR OTHER JURISDICTION OF                            (I.R.S.
INCORPORATION  OR  ORGANIZATION)                      IDENTIFICATION  NO.)

     502  Divison  Street
     CARSON  CITY,  NEVADA                                89703
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)           (ZIP  CODE)


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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF March 31, 2000 WAS 10,000,000 SHARES OF THE CLASS A COMMON STOCK AND 10,000,000 SHARES OF THE CLASS B COMMON STOCK.

         Transitional  Small  Business  Disclosure  Format  (check  one):
Yes       No  X
    ---      ---

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  INFORMATION

     This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

The following interim consolidated financial statements as of March 31, 2000 and for the three months and quarter then ended, are unaudited, but in the opinion of managment, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual unaudited financial statements and in conformity with the instructions provided in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles or complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 2000. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended January 31, 1999 when the registrant's Certified Public Accountants complete the audited financial statements of the registrant for the years ending January 31, 1999 and January 31, 2000. The registrant will amend the following filings: 10-KSB for 1998; 10-QSB March 31, 1999; 10-QSB; June 30, 1999; 10-QSB September 30, 1999 and
10-KSB December 31, 1999 after the registrant's Certified Public Accountants complete the audits.

SPECIAL  INFORMATION  REGARDING  FINANCIAL  STATEMENTS  OF  THE  REGISTRANT

L. Mychal Jefferson II, the registrant's former Chairman of the Board, President and Chief Executive Officer has refused to turn over the book and records of the registrant to its current management. The registrant has filed PLAINTIFF'S ORIGINAL PETITION AND REQUEST FOR MANDAMUS RELIEF in the 113th JUDICIAL DISTRICT COURT, HARRIS COUNTY, TEXAS vs. L Mychal Jefferson II, DEFENDANDT. The

registrant expects to gain judgment and relief with this action. In the alternative, Mr. Jefferson could voluntarily turnonver the records to the registrant.

SAFE  HARBOR  UNDER  THE  PRIVATE  SECURITIES  LITIGATION  REFORM  ACT  OF  1995

Forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include but are not limited to: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

                                  UNICORP, INC.
                          (A Development Stage Company)
                           For the Three Months Ended
                                 March 31, 2000
                                   (Unaudited)


                                      INDEX


PART  I.  FINANCIAL  INFORMATION                                         PAGE
                                                                        NUMBERS

Item 1.   Financial  Statements  (Unaudited)

          Balance  Sheets  at  March  31,  2000  and  December  31,  1999     5

          Statement  of  Operations  for  the  three  months
          Ended  on  March  31,  2000  and  December  31,  1999               7

          Statements  of  Stockholders'  Equity  as  of  March 31, 2000
          and  December  31,  1997                                            6

          Statement  of  Cash  Flows  for  the  three  months
          ended  on  March  31,  2000  and  December  31,  1999               7

          Notes  to  the  Consolidated  Financial  Statements              8-12

Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition,  Results  of Operation and Plan of Operations

PART II.  OTHER  INFORMATION

Item 1.   Legal  Proceedings                                                 17

Item 2.   Changes  in  Securities                                            17

Item 3.   Defaults  Upon  Senior  Securities                                 18

Item 4.   Submission  of  Matters  to  a  Vote  of  Security-Holders         18

Item 5.   Other  Information                                                 18

Item 6.   Exhibits  and  Reports  on  Form  8-K                              18

Signatures                                                                19-20

Exhibit  1,  Statement  of  Earnings  (Loss)  Per  Share

                                  Unicorp, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                       March 31, 1999 and January 31, 1999
                                   (unaudited)


                                March 31, 2000  December 31, 2000
                                --------------  -----------------
ASSETS
  Other Assets
    Mineral  Interest            10,200,000.00      10,200,000.00
    Stock  Investment               409,860.00         409,860.00
                                --------------  -----------------
    Total Other Assets           10,609,860.00      10,609,860.00
                                --------------  -----------------
TOTAL OTHER ASSETS               10,609,860.00      10,609,860.00
                                ==============  =================

LIABILITIES  &  EQUITY
   Liabilities
    Current  Liabilities
     Other Current Liabilities
      Accounts  Payable              58,776.00          57,178.00
                                --------------  -----------------
      Dividends  Payable                               903,833.33
      Note  Payable                                    200,000.00
                                                -----------------
    Total Current Liabilities        58,776.00       1,161,011.33
                                --------------  -----------------
TOTAL  LIABILITIES                   58,776.00       1,161,011.33
                                ==============  =================

The  accompany  notes  are  an  integral  part  of  these  financial statements.

                                  UNICORP, INC.
                          (A Development Stage Company)
                            Balance Sheets (Continued)
                       March 31, 2000 and January 31, 1999
                                   (unaudited)


  STOCKHOLDERS' EQUITY

Common  Stock;  authorized 50,000,000
common  shares  at  $0.01  par value;
shares  issued:
450,000                                   $       -0-  $     4,500.00
Class  A  Common Stock, authorized by
ARTICLE  TWELVE REGISTRANT'S CHARTER;
shares  issued:
420,000                                           -0-        4,200.00
Preferred  Stock  Series  A;
authorized  by  ARTICLE
TWELVE  REGISTRANT'S  CHARTER;
shares  issued:
58,000                                            -0-    5,800,000.00
Class  A  Common  Stock; authorized
100,000,000 common shares at $.0001
par  value; shares  issued:
10,000,000                                   1,000.00             -0-
Class  B  Common  Stock; authorized
100,000,000 common shares at $.0001
par  value;  shares  issued:
10,000,000                                   1,000.00             -0-
Preferred  Stock;  authorized
100,000,000  preferred  shares  at
$.0001  par  value;  shres issued:
none                                               -0-            -0-
Additional  Paid  In  Capital           13,749,913.00    7,743,121.73
Retained Earnings                       -3,199,231.00   -3,868,386.33
Net Income                                  -1,598.00     -234,678.00
                                       --------------  --------------
     Total  Equity                      10,551,084.00    9,448,848.67
TOTAL  LIABILITIES  &  EQUITY          $10,609,860.00  $10,609,860.00
                                       ==============  ==============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                  UNICORP, INC.
                          (A Development Stage Company)
                             Statements of Operations
                       March 31, 2000 and January 31,1999
                                   (unaudited)


First  Quarter  (three  months)  and  Twelve  Months  Ending  January  31,  1999

                                  March 31, 2000  January 31, 1999
                                  --------------  ----------------
Ordinary  Income/Expense
     Expense
       Press  Release  Costs      $       320.00  $            -0-
       Registration  Costs                630.00               -0-
       Travel                             648.00               -0-
       Court  Costs  Expense                 -0-            277.00
       Professional  Fees                    -0-        219,401.00
       Stock  Transfer  Expense              -0-         15,000.00
     Total  Expense                     1,598.00        234,678.00
                                  --------------  ----------------
Net  Income                            -1,598.00       -234,678.00
                                  ==============  ================

The  accompanying  notes  are  an  integral  part  of these financial statement.

                                  UNICORP, INC.
                          (A Development Stage Company)
                             Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                For the Period January 31, 2000 to March 31, 2000
                                       And
               For the Period January 1, 1999 to December 31, 1999


                                       MARCH 31, 2000   DECEMBER 31, 1999
                                       --------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   CASH  RECEIPTS  FROM  NET  INCOME         ($1,598)          ($234,678)

PLUS: INCREASE IN ACCOUNTS PAYABLE     $       1,598    $         49,678
      AMOUNT ISSUED IN COMMON STOCK                     $        185,000
                                       --------------   -----------------
                                       $       1,598    $        234,678
                                       --------------   -----------------
                                       $         -0-    $            -0-
CASH FLOWS FROM OTHER ACTIVITIES:

PLUS: DIVIDENDS PAYABLE                $     493,000

PLUS: AMOUNTS RETURNED TO RETAINED
 EARNINGS                              $     903,833

LESS: AMOUNTS CHARGED AGAINST
 RETAINED EARNINGS                         ($493,000)
                                       --------------   -----------------

LESS: DIVIDENDS PAYABLE CONVERTED          ($903,833)
                                       --------------   -----------------

NET INCREASE IN CASH POSITION          $         -0-    $             -0-

The  accompanying  notes  are  an  integral  part of these financial statements.

                                  UNICORP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000
                                   (unaudited)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

         Business  Organization

         Unicorp, Inc. was incorporated on May 8, 1981 under the laws of the State of Nevada and under the name of TexOil, Inc for the purpose of minerals exploration, discovery, production, refining, and transportation. On October 10, 1988, the Company changed its name to Unicorp, Inc. and continued operating its oil and gas properties in Whittsitt Oil Company, Inc.(now Martex Trading Co., Inc.), a Texas corporation. Concurrent with the change of its name, the Company acquired 90 percent of the outstanding capital stock of Med-X, Inc. The Company has evidence that it owns 100 percent of Texas Nevada Oil & Gas Company. On December 31, 1997, the Company acquired 100 percent of The Laissez-Faire Group, Inc., a Texas corporation. On March 1, 1998, the Company gained 871,000 shares of the Class B Common Stock and 871,000 shares of the Class B Common Stock of AZ Capital, Inc., a Texas corporation thru the forfeiture of an Option Agreement whereby AZ Capital, Inc. was to purchase Whittsitt Oil Company, Inc.

         With the exception of the investment in AZ Capital, Inc. and since the subsidiaries were inactive and the oil and gas operations have previously been liquidated, the subsidiaries are given no value in the financial statements. The Company

         On March 1, 1998, the Company acquired 58,285.71 tons of Zeolite and is now developing its involvement in the distribution of Zeolite, a mineral product which is an absorbent and has many potential uses such as oil and gas well cleanup, shoe and refrigerator freshener, landfill absorption, odor control, bacteria elimination and other agricultural uses.

         Principles  of  Consolidation

         The statements do not include the accounts any of its subsidiary companies because of no operating income. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts will be eliminated in the event of operations.

         Method  of  Accounting

         The Company recognizes income and expenses according to the accrual method of accounting. Expenses are recognized when performance is substantially complete and income is recognized when earned. Earnings(loss) per share are computed based on the weighted average method. Stock options currently outstanding were not used in calculating earnings per share since the effect would be antidilutive. The fiscal year of the Company ends January 31 of each year. The financial statements reflect activity from inception, May 8, 1981.

         Cash  and  Cash  Equivalents

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

         Nonmonetary  Transactions

         Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock were exchanged for assets or services. These transactions are recorded at fair market value as determined by the board of directors.

         Inventories

         Inventories are stated at the lower of cost (FIFO method) or market, and consist of finished goods and packaging materials.

         Accounts  Receivable

         Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at March 31, 2000 and December 31, 1999 after writing off all accounts determined to be uncollectible.

         Prepaid  Expenses

         Prepaid  expenses  consist  of  the  following:

         Mining  Claims

         Mining claims are stated at the lower of cost or market, whichever is lower. Any costs incurred for the betterment or to increase the expected efficiency of the operations related to the extraction from the Company mining claims are capitalized and charged off to operation over the expected economic life of the claims.

         The Company has adopted SFAS statement #121, which requires a review of any potential for the impairment of value of any long-lived assets. It is the policy of the Company to annually review the future economic benefit of all long-lived assets and to charge off to operations any potential impairment of value of long-lived assets when applicable.

         Sales

         Income is recognized in the financial statements (and the customer billed) when products are shipped.

         Income  Taxes

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

         Earnings  Per  Share.

         Primary Earnings Per Share are based upon 10,000,000 weighted average shares of the Class A Common Stock and the 10,000,000 weighted average shares of the Class B Common Stock outstanding. No effect has been given to common stock equivalents since none are outstanding.

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 Earnings Per Share effective for financial statement periods ending agter December 15, 1997. This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

NOTE  2  -  DEVELOPMENT  STAGE  ENTERPRISE

         The Company, per FASB Statement No. 7, is properly accounted for and reported as a development stage enterprise. Substantially all of the Company's efforts since its formation have been devoted to establishing its new business. No significant revenue has been earned as of the balance sheet date. Operations have been devoted to raising capital, purchasing Zeolite property and establishing a marketing plan.

        Continuation of the development effort is contingent upon the Company raising sufficient capital from shareholders or other sources. It it management's intent to raise capital and further develop the marketing of its Zeolite products.

        In 1992 the Company ceased active operations; however, the President personally continued to pay state corporate fees to keep the corporations in good standing. During its active life, the Company was an oil and gas operator and a medical insurance claims processor through its wholly owned subsidiaries.

NOTE  3  -  COMMON  STOCK  AND  STOCKHOLDERS'  EQUITY

         Stock of the Company has been issued for cash, mining claims, compensation for services, and in exchange for other stock.

         In August of 1988 there was 16,377,951 weighted average shares of common stock outstanding in connection with the previous sale of its stock for cash and the acquisition of Whittsitt Oil Company, Inc., Med-X Systems, Inc. and Texas Nevada Oil and Gas Company. On January 20, 1998 the Company effectuated a reverse split of the outstanding common shares, so that thereafter, for every 273 shares of the common stock held by a shareholder, such shareholder held one share of common stock of the Company. On March 1, 1998 there were 420,000 shares of the Class A Common Stock outstanding, 58,000 shares of the Series A Preferred Stock outstanding and on March 2, 1998, 1,040,000 shares of the common were issue and outstanding. In 1998, the Company collectively issued 245,659 shares for services rendered or work performed. In 1998, the Company issued 20,000 shares for cash pursuant to an exemption. On March 1, 1999, the Company effectuated a reverse split of the outstanding common shares, so that thereafter, for ever five shares of the common stock held by a shareholder, such shareholder held one share of common stock of the Company. On March 6, 2000, the Company amended its charter so that the Company could settle a lawsuit with its major shareholder. There are now 10,000,000 shares of the Class A Common Stock and 10,000,000 shares of the Class B Common Stock outstanding. The majority shareholder holds 9,550,000 shares of each Class of the Company common stock. Each class of the Common Stock has a par value of $.0001.

         The direct control of the Company is owned by Equitable Assets Incorporated.

NOTE  4  -  MINING  CLAIMS

         On March 1, 1998, the Company purchased 58,285.71 tons of Zeolite from Equitable Assets Incorporated. Equitable Assets Incorporated has since became the Company's majority shareholder. Equitable Assets Incorporated purchased 1,275,000 tons of Zeolite from Texas Arizona Mining Company which has owned the claims located in Yavapai County, Arizona since 1972.

NOTE  5  -  NOTES  PAYABLE

         During the quarter ended March 31, 2000, notes payable decreased by $200,000.00 from the previous quarter. The note was issued by the Company on March 1, 1998 and payable in 45 days in conjunction with the purchase of the Zeolite from Equitable Assets Incorporated. In August of 1998 Equitable Asset Incorporated filed a lawsuit for collection of the note and was awarded a judgment against the Company on May 25, 1999 for $222,676.18 and Attorney fees of $33,401.00. Equitable Assets Incorporated settled with the Company on March 25, 2000 with prejudice. Equitable Assets Incorporated can re-instate the the judgment if the settlement is opposed by any third party. Equitable Assets Incorporated assumed payment of the legal fees and court cost.

NOTE  6  -  PRIVATE  PLACEMENT  OF  COMMON  STOCK  or  PREFERRED  STOCK

         During the third quarter ended March 31, 2000, there was no issuance of private placements of common stock; other than the Class A Common shares and the Class B Common shares of common stock were issued to settle the lawsuit with Equitable Assets Incorporated. The shares issued to Equitable Assets Incorporated are subject to Rule 144 under the Rule and Regulations promulgated by the United States Securties and Exchange Commission.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

         The Company has a contingent liability regarding its settlement with Equitable Assets Incorporated. If the settlement is opposed by any third party connected with the Company as a shareholder or former officer or director, the Equitable Assets Incorporated re-instate the entire judgment of $222,676.18 and Attorney fees of $33,401.00 and Court cost.

NOTE  8  -  INCOME  TAXES

         The Company uses the accrual method of a accounting for tax and financial reporting purposes. At December 31, 1999, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $3,868,386.33. These carryforwards expire through the year 2005, and are further subject to provisions of the Internal Revenue Code, Section 382. Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a deferred tax asset attributable to the net operating loss carryover, which has been fully offset by a valuation allowance in the same amount.

         2000                     $    442,083
         2001                     $    280,604
         2002                     $    238,837
         2003                     $    377,905
         2004                     $    353,886
         2005                     $     91,588
                                  $  1,784,903
         Valuation Allowance      $(1,784,903)

        The Company is currently investigating certain allegations of improprieties involving former officers and investment bankers of the Company. The Company does not believe that the improprieties even if true would have a materially adverse impact on the Company and may have a positive impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATIONS.

        The Registrant, per FASB statement No. 7, is properly accounted for and reported as a development stage enterprise. The Registrant's efforts since entering its current business have been devoted primarily to the Registrant's capitalization, acquisition of mining properties, the estimate of the packaging and milling facility acquisitions and product and market development.

        The Registrant has realized no sales in each of its fiscal years ended January 31, 1998 through January 31, 1999. During the development stage the registrant anticipates that it will develope over a dozen products and market these products on a mass marketing initiative directly to the consumer in various parts of the country.

RESULTS  OF  OPERATIONS

        The Registrant is a development stage enterprise and has incurred losses in each of its fiscal years ended January 31, 1997, 1998 and 1999 and for the quarters ended March 31, 2000. This is due to the Registrant not having proper management of its properties and the liquidity in order to implement a successful marketing plan. Current management believes that by the 3rd Quarter of 2000 that the marketing initiative plan will be fully operational because of the proprietary nature of the market undertaking.

        The Registrant is relying on its majority shareholder to arrange for the liquidity in order to facilitate the marketing plan.

        For the three months ended March 31, 2000, the Company realized a loss of ($1,598).
        It is the intent of the Registrant to hire an in house Registrant Attorney to keep the Registrant in compliance with the revelant security, environment, mineral, and corporate laws when the Registrant has the positive income to hire such a professional.

LIQUIDITY  AND  FINANCIAL  CONDITION

        There can be no assurance that the Registrant's operations will be successful or profitable. The Registrant anticipates that it will hire a mining engineer for operating its property. The Registrant plans to use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire future interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Registrant, from inception to December 31, 2000, the Registrant accumulated a deficit of $3,868,386.33.

         At March 31, 1999, $10,200,000 of the Registrant's total assets of $10,609,860.00 were investments in mineral properties. No additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future sales, the ability of the Registrant to obtain financing, the Registrant's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Registrant is not successful in developing or selling its products, has been made in the Registrant's financial statements.

         The Registrant currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Registrant cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

         In the first quarter of fiscal 2000, the Registrant increased its accounts payable by $1,598 and decreased its dividends payable by $903,833.33 and notes payable by $222,676.18, Attorney fees by $33,401.00 and Court Cost of $277.00. Accordingly, the Registrant's current liabilities moved from $1,161,011.33 at December 31, 1999 to $58,776.00 at March 31, 2000. The
Registrant  had  no  long-term  debt  at March 31, 2000 or at December 31, 1999.

          The Registrant has estimated that it will need minimal capital resources of approximately $500,000.00 to meet its estimated expenditures for fiscal 2000 in order to undertake its marketing plan. Management is currently working on a plan to raise capital by either a private placement by selling royalty interest in its mineral property or a direct placement of its Class A Common Stock. Management will meet with experienced financial and investment firms and negotiate terms and arrangements for capital fund raising. During the fiscal year ending December 31, 1999, the Registrant did not raise any funds. The Registrant is continuing with the previously described plans and various alternatives to raise capital. In addition, the Registrant has an agreement that if the majority shareholder of the Registrant sells certain of its assets that the shareholder will contribute the proceeds to the Registrant.

          The Board of Directors reasonably believes that the Company is able to engage in nearly any size operation or scope of mining activity depending on the circumstances and merits of each proposed operation or mining activity. Accordingly, the Board has not limited the size of operation or scope of project which it believes is reasonable for management to consider in achieving the Company's business plan. Therefore, management has been authorized to consider and review numerous proposals and, upon satisfactory assessment, to then make a specific determination as to an estimated range of funding amounts that each such proposal reasonably might require, not limited to tendering for shares of other publicly traded companies.

          In as much as the Registrant has not yet determined in detail the specifications of the project, operation or mining activity that it intends to undertake, management is not able at this time to provide a detailed listing or exact range of operation costs, including increases in general and administrative expense, if any. However, the Company plans to fund any increases in general and administrative expense principally from joint venture revenues or funds it may receive or savings it may realize through corporate restructuring or business combination arrangements. Funds required to finance the Registrant's exploration and development of mineral properties are expected to come primarily from the contributions of its joint venture participants, and from the funds generated from such joint ventures and other lease or royalty arrangements.

          The Registrant currently is seeking alternate sources of working capital sufficient to increase the funding of additional general and administrative expenses that may become necessary as the Registrant's business plan develops, and to continue meeting its ongoing payment obligations for its leases to governmental entities.

         General and administrative expenses during the first quarter of fiscal 2000 have been limited. The officers and directors have not had a salary and non is forcast for the forseeable future or until the Registrant has income for such expenditures. Most expenses for the Registrant has been paid out of pocket by the officers or directors. s. In the quarter ended December 31, 1999, the Registrant recorded a loss on of $1,598.00 and the loss in the period ending December 31, 1999 was $234,678.00. As a result, during the first quarter of fiscal 2000 compared to the last quarter of 1999, the net loss decreased by $232,080.00 or a loss on an adjusted basis from $0.01 cent per share for the year ended December 31, 1999 to $0.00008 per share for the three months ended on March 31, 1999.

         The Registrant is unable to fully determine the impact of future transactions on its operating capital. Hence, the Company has determined not to incur and does not have any commitments or plans for material capital expenditures during the remainder of its current fiscal year for which it does not have a reasonably available source of payment. It is uncertain what effect this decision may have with respect to restricting capital expenditures.

        On the one hand, if the Registrant were to continue such restriction, the likely effect might be adverse to the preservation of its assets and capital base, thereby narrowing the scope of plans for future operations and constricting liquidity. On the other hand, if the Company were to discontinue such restriction without an increase in sustained cash flow, the likely effect of that might be an increase in accumulated deficits which could be adverse to the Company's financial condition with respect to liabilities and stockholders' equity.

               Therefore, while the Registrant continues to seek a joint venture participant and additional sources of capital for financing operations during the remainder of its current fiscal year, the Company will continue to carefully monitor its capital expenditures. The Company will have to rely on funding from private placements, cash flows and other offerings for future operating and development costs.

        The inability to raise capital could have a material adverse effect on the Registrant's business, financial condition, and results of operations.

PLAN  OF  OPERATIONS

        The Registrant has new management. The Registrant has hired a new chief executive officer, a chief operating officer and a chief financial officer. The Registrant is now directing its efforts to obtaining large sales contracts, tightening cost controls and improving its financial position and the overall management of the Registrant. The board of directors will be expanded to include persons with significant sales management and/or financial management backgrounds, and the board is currently seeking funding to continue and expand its operations. Management believes that it can continue to fund its operations through external financing until revenues reach the level at which the gross profits attained will sustain and finance the operations.

       The Registrant will develope new retail products in the current quarter; Kat Pause cat litter; an odor eliminator for cat litter boxes; an odor neutralizer to counter pet stains; a product which maintains ammonia control in fish aquariums; an odor eliminator for carpets; an absorbent for cleaning automobile fluid spills; and an ammonia remover for fresh and salt water fish tanks. There are some proprietary development plans the Registrant is not disclosing until it can protect the development from its competitors. The Company will sell its products by a direct mass consumer marketing plan.

INFLATION

       The Company does not expect inflation to have any material effect on its revenues, costs or overall operation.

                                     PART II
                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

       The Registrant initiated Court Action against L. Mychal Jefferson II, the registrant's former Chairman of the Board, former President and former Chief Executive Officer to turn over the books and records of the Registrant to its current management.

  1. The Court Action was filed in the 113Th Judicial District Court, Harris County, Texas.
  2.   The  date  of  the  filing  was  February  10,  2000.
  3. Unicorp, Inc. F/K/A Auto AXZPT.COM, Inc., Plaintiff vs. L. Mychal Jefferson II are the parties of the lawsuit.
  4.   L.  Mychal  Jefferson  II  resigned  from  the  Board of Directors of the
       Registrant and as an officer and has consistently ignored request to Turnover the records of the Registrant to the Registrant. L. Mychal Jefferson II was contractually obligated to turnover the records to Management of the Registrant.
  5.   Plaintiff  filed  its  ORIGINAL PETITION AND REQUEST FOR MANDAMUS RELIEF.

  On March 25, 2000 the Registrant settled the judgment that Equitable Assets Incorporated secured against the Registrant on May 25, 1999 in the 190th Judicial District Court of Harris County, Texas in the amount of $222,676.18 plus court cost and Attorney Fees.
  (SEE  NOTE  7  COMMITMENTS  AND  CONTINGENCIES,  page  12)

ITEM  2.  CHANGES  IN  SECURITIES.

       On March 6, 2000, the capital structure of the Registrant was modified. The Registrant now is authorized to issue three classes of stock. The Registrant has authorized 100,000,000 shares of Class A Common Stock, par value $.0001. Holders of the Class A Common Shares shall have the authority to elect one-third (1/3) of the Board of Directors and shall be entitled to receive two-thirds
(2/3) of any cash dividends of this corporation with the exception being any share distribution and then the dividend shall be distributed share for share or otherwise at the discretion of the Board of Directors. The Class A Common Shares capitalization account shall be entitled to accrue and receive two-thirds (2/3) of any earnings or two-thirds of any losses.

      The Registrant has authorized 100,000,000 shares of Class B Common Stock, par value $.0001. Holders of the Class B Common shares shall have the authority to elect two-thirds (2/3) of the Board of Directors and shall be entitled to receive one-third (1/3) of any cash dividends of this corporation with the exception being any share distribution and then the dividend shall be distributed share for share or otherwise at the discretion of the Board of Directors. The Class B Common Shares capitalization account shall be entitled to accrue and receive one-third (1/3) of any earnings or one-third (1/3) of any losses.

      The Registrant has authorized 100,000,000 shares of Preferred Class with each share having a par value of $.0001. The Board of Directors is authorized, without action by the holders of either Class of Common Stock, to provide for the issuance of preferred shares in one or more series, to establish the number of shares in each series and to fix the value, conversion privileges, dividend rates, redemption rights, sinking fund provisions and liquidation rights which shall be superior to any class of the Common Stock.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

       During the quarter ended March 31 , 2000, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company. (The Company currently has no dividend policy.) The Company settled a lawsuit with Equitable Assets Incorporated on March 25, 2000 whereby Equitable Assets Incorporated, in part, exchanged its Series A, $100, 8 1/2% Callable Preferred for Class A Common Stock and Class B Common Stock of the Registrant. The Registrant has no Preferred Stock outstanding.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS.

       During the quarter ended March 31 , 2000, no matters were submitted to a vote of security-holders.

ITEM  5.  OTHER  INFORMATION.

       No reports were filed on Form 8-K during the quarter ended March 31 , 2000.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)(1)  The  following  financial  statements  are  included  in Part I, Item 1:


     Balance Sheets - March 31, 2000 and January 31, 1999                 Page 5

     Statements of Stockholders' Equity (Deficit) - period
     Ended March 31, 2000 - period ended January 31,1999                  Page 6

     Statements of Operations - three months period ended on March
     31, 2000 - twelve months period ended on December 31, 1999           Page 7

     Statements of Cash Flows - three months period ended on March
     31, 2000 - twelve months period ended on December 31, 1999           Page 7

     Notes  to  Consolidated  Financial  Statements                 Pages 8 - 12

   (3) The following exhibits are included for the three months and quarters ended March 31 , 2000 and January 31, 1999:

       Exhibit  1  -  Computation  of  Earnings  (Loss)  Per  Share

       Exhibit 27  -  Financial  Data  Schedule

All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.

(b)  No  reports were filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNICORP,INC.

Date: May 15, 2000                By: /s/ Louis G. Mehr, President
                                      --------------------------------
                                      Louis G. Mehr, President and
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


/s/ Louis G. Mehr               President, Chief Executive        May 15, 2000
----------------------------    Officer  and  Director
Louis G. Mehr                   (Principal Executive Officer)


/s/ John Marrou                 Chief Financial Officer           May 15, 2000
----------------------------    (Principal Accounting Officer)
John  Marrou

                               INDEX  TO  EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
------           -----------

  11             Computation  of  Earnings  (Loss)  Per  Share

  27             Financial  Data  Schedule