Form 10QSB
period 2000-06-30
UNICORP INC /NEW
filed 2000-08-11
CIK 354507

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO ________

                         COMMISSION FILE NUMBER: 2-73389

                                  UNICORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              NEVADA                                        75-1764386

 (STATE  OR  OTHER  JURISDICTION  OF
 INCORPORATION  OR  ORGANIZATION)                  (I.R.S.  IDENTIFICATION  NO.)

                               502 DIVISION STREET
                            CARSON CITY, NEVADA 89703
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF JUNE 30, 2000 WAS 10,000,000 SHARES OF THE CLASS A COMMON STOCK AND 10,000,000 SHARES OF THE CLASS B COMMON STOCK.

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

                                       INDEX
                                                                     Page

PART I   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . .   4
         ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . .   4
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION, RESULTS OF OPERATIONS AND PLAN OF
                  OPERATIONS . . . . . . . . . . . . . . . . . . . .   13

PART II  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .   17
         ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . .   17
         ITEM 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . .   17
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . .   18
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS  18
         ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . .   18
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . .  18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . .   21

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

The following interim consolidated financial statements as of June 30, 2000 and for the three months and quarter then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual unaudited financial statements and in conformity with the instructions provided in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles or complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 2000. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended January 31, 1999 when the registrant's Certified Public Accountants complete the audited financial statements of the registrant for the years ending January 31, 1999 and January 31, 2000.

SPECIAL  INFORMATION  REGARDING  FINANCIAL  STATEMENTS  OF  THE  REGISTRANT

L. Mychal Jefferson II, the registrant's former Chairman of the Board, President and Chief Executive Officer has refused to turn over the book and records of the registrant to its current management. The registrant has filed Plaintiff's Original Petition and Request for Mandamus Relief in the 113th Judicial District Court, Harris County, Texas vs. L. Mychal Jefferson II, Defendant. The registrant expects to gain judgment and relief with this action. In the alternative, Mr. Jefferson could voluntarily turn over the records to the registrant.

SAFE  HARBOR  UNDER  THE  PRIVATE  SECURITIES  LITIGATION  REFORM  ACT  OF  1995

Forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include but are not limited to: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than Unicorp, Inc., product development and commercialization risks and an inability to arrange additional debt or equity financing.

                                  Unicorp, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               as of June 30, 2000
                                   (unaudited)


                                       June 30, '00
                                       -------------

ASSETS
  Other Assets
    Mineral Interest                   10,200,000.00
    Investment - AZ Capital, Inc.         409,860.00
                                       -------------

TOTAL ASSETS                           10,609,860.00
                                       -------------


LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Accounts Payable                   63,866.61
                                       -------------

      Total Other Current Liabilities      63,866.61
                                       -------------

    Total Current Liabilities              63,866.61
                                       -------------

  Total Liabilities                        63,866.61

  Equity
    Common Stock - Class A                  1,000.00
    Common Stock - Class B                  1,000.00
    Additional Paid-in Capital         13,749,913.00
    Retained Earnings                  -3,199,231.00
    Net Income                             -6,688.61
                                       -------------

    Total Equity                       10,545,993.39
                                       -------------


TOTAL LIABILITIES & EQUITY             10,609,860.00
                                       =============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                  UNICORP, INC.
                          (A Development Stage Company)
                           Profit and Loss - Unaudited
                            January through June 2000


                              Jan - Jun '00
                              -------------

  Ordinary Income/Expense
    Expense
      Press Costs                    320.00
      Professional Fees              337.50
      Registration Costs           4,435.61
      Stock Transfer Expense         947.50
      Travel                         648.00
                              -------------

    Total Expense                  6,688.61
                              -------------

  Net Ordinary Income             -6,688.61
                              -------------

Net Income                        -6,688.61
                              =============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                  UNICORP, INC.
                          (A Development Stage Company)
                           Profit and Loss - Unaudited
                             April through June 2000


                              Apr - Jun '00
                              -------------

  Ordinary Income/Expense
    Expense
      Professional Fees              337.50
      Registration Costs           3,805.61
      Stock Transfer Expense         947.50
                              -------------

    Total Expense                  5,090.61
                              -------------

  Net Ordinary Income             -5,090.61
                              -------------

Net Income                        -5,090.61
                              =============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                  UNICORP, INC.
                          (A Development Stage Company)

                      Statements of Cash Flows - Unaudited

                Increase (Decrease) in Cash and Cash Equivalents
                  For the Period April 1, 2000 to June 30, 2000


CASH FLOWS FROM OPERATING ACTIVITIES       ($5,090.61)
                                          ------------

  Cash Receipts from Net Income           $  5,090.61
                                          ------------

    Plus:  Increase in Accounts Payable   $      0.00
----------------------------------------  ------------




Cash Flows from Other Activities          $      0.00
                                          ------------


Net Increase (Decrease) in Cash Position  $      0.00
                                          ============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                  UNICORP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000
                                   (unaudited)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business  Organization

Unicorp, Inc. (the "Company") was incorporated on May 8, 1981, under the laws of the State of Nevada and under the name of TexOil, Inc. for the purpose of mineral exploration, discovery, production, refining, and transportation. On October 10, 1988, the Company changed its name to Unicorp, Inc. and continued operating its oil and gas properties in Whittsitt Oil Company, Inc. (now Martex Trading Co., Inc.), a Texas corporation. Concurrent with the change of its name, the Company acquired 90 percent of the outstanding capital stock of Med-X Systems, Inc., a Texas corporation. The Company owns 100 percent of Texas
Nevada Oil & Gas Company, a Texas corporation. On December 31, 1997, the Company acquired 100 percent of The Laissez-Faire Group, Inc., a Texas corporation. On March 1, 1998, the Company gained 871,000 shares of the Class B Common Stock and 871,000 shares of the Class B Common Stock of AZ Capital, Inc., a Texas corporation, through the forfeiture of an Option Agreement whereby AZ Capital, Inc. was to purchase Whittsitt Oil Company, Inc.

The Company's subsidiaries are inactive and oil and gas operations have been liquidated, so therefore the subsidiaries have been given no value in the financial statements, with the exception of the investment in AZ Capital, Inc.

On March 1, 1998, the Company acquired 58,285.71 tons of zeolite, a mineral product which is an absorbent and has many potential uses, such as oil and gas well cleanup, shoe and refrigerator freshener, landfill absorption, odor control, bacteria elimination and other agricultural uses. The Company is now developing its involvement in the distribution of zeolite.

Principles  of  Consolidation

The financial statements do not include the accounts any of its subsidiary companies because such companies have no operating income. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts will be eliminated in the event of operations.

Method  of  Accounting

The Company recognizes income and expenses according to the accrual method of accounting. Expenses are recognized when performance is substantially complete and income is recognized when earned. Earnings (loss) per share are computed based on the weighted average method. Stock options currently outstanding were not used in calculating earnings per share since the effect would be antidilutive. The fiscal year of the Company ends January 31 of each year. The financial statements reflect activity from the Company's inception, May 8, 1981.

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

Accounts  Receivable

Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at June 30, 2000 and December 31, 1999 after writing off all accounts determined to be uncollectible.

Prepaid  Expenses

Prepaid  expenses  consist  of  the  following:

Mining  Claims

Mining claims are stated at the lower of cost or market, whichever is lower. Any costs incurred for improvement of operations or to increase the expected efficiency of operations related to extraction from the Company's mining claims are capitalized and charged off to operation over the expected economic life of the claims.

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

Property,  Plant,  and  Equipment.

Property, plant, and equipment are valued at cost less depreciation and amortization. Depreciation and amortization are primarily accounted for on the straight-line method based on estimated useful lives. Improvements and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred.

Estimates.

Financial statements are prepared in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Earnings  Per  Share.

Primary Earnings Per Share are based upon 10,000,000 weighted average shares of the Class A Common Stock and 10,000,000 weighted average shares of the Class B Common Stock outstanding. No effect has been given to common stock equivalents because none are outstanding.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128: Earnings Per Share, which is effective for financial statement periods ending after December 15, 1997. This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

NOTE  2  -  DEVELOPMENT  STAGE  ENTERPRISE

The Company, as per FASB Statement No. 7, is properly accounted for and reported as a development stage enterprise. Substantially all of the Company's efforts since its formation have been devoted to establishing its new business. No significant revenue has been earned as of the balance sheet date. Operations have been devoted to raising capital, purchasing zeolite property and establishing a marketing plan.

Continuation of the development effort is contingent upon the Company raising sufficient capital from shareholders or other sources. It is management's intent to raise capital and further develop the marketing of its zeolite products.

In 1992, the Company ceased active operations; however, the President personally continued to pay state corporate fees to keep the corporation in good standing. During its active life, the Company was an oil and gas operator and a medical insurance claims processor through its wholly owned subsidiaries.

NOTE  3  -  COMMON  STOCK  AND  STOCKHOLDERS'  EQUITY

Stock of the Company has been issued for cash, mining claims, compensation for services, and in exchange for other stock.

Equitable Assets Incorporated is the majority shareholder of the Company and has direct control over the Company.

NOTE  4  -  MINING  CLAIMS

On March 1, 1998, the Company purchased 58,285.71 tons of zeolite from Equitable Assets Incorporated. Equitable Assets Incorporated has since became the Company's majority shareholder. Equitable Assets Incorporated purchased 1,275,000 tons of zeolite from Texas Arizona Mining Company, which has owned the claims located in Yavapai County, Arizona since 1972.

NOTE  5  -  NOTES  PAYABLE

During the quarter ended March 31, 2000, notes payable decreased by $200,000.00 from the previous quarter. The note was issued by the Company on March 1, 1998 and payable in 45 days in conjunction with the purchase of the zeolite from Equitable Assets Incorporated. In August of 1998, Equitable Assets Incorporated filed a lawsuit for collection of the note and was awarded a judgment against the Company on May 25, 1999 for $222,676.18 and attorney fees of $33,401.00. Equitable Assets Incorporated settled with the Company on March 25, 2000 with prejudice. Equitable Assets Incorporated can re-instate the judgment if the settlement is opposed by any third party. Equitable Assets Incorporated assumed payment of the legal fees and court cost. The Company no longer has any notes payable.

NOTE  6  -  PRIVATE  PLACEMENT  OF  COMMON  STOCK  OR  PREFERRED  STOCK

During the quarter ended June 30, 2000, there were no private placements of common stock, other than the Class A Common shares and the Class B Common shares of common stock issued to settle the lawsuit with Equitable Assets Incorporated. The shares issued to Equitable Assets Incorporated are subject to Rule 144 under the Rule and Regulations promulgated by the United States Securities and Exchange Commission.

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

The Company uses the accrual method of a accounting for tax and financial reporting purposes. At December 31, 1999, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $3,868,386.33. These carryforward expire through the year 2005, and are further subject to the provisions of the Internal Revenue Code Section 382. Pursuant to FASB Statement No. 109, the Company has recognized a deferred tax asset attributable to the net operating loss carryover, which has been fully offset by a valuation allowance in the same amount.

     2000           $    442,083
     2001           $    280,604
     2002           $    238,837
     2003           $    377,905
     2004           $    353,886
     2005           $     91,588
                    ------------
                    $  1,784,903
                    ============

Valuation
Allowance           $(1,784,903)

The Company is currently investigating certain allegations of improprieties involving former officers and investment bankers of the Company. The Company does not believe that the improprieties, if proved true, would have a materially adverse impact on the Company and may have a positive impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATIONS.

The Company, per FASB Statement No. 7, is properly accounted for and reported as a development stage enterprise. The Company's efforts since entering its current business have been devoted primarily to the Company's capitalization, acquisition of mining properties, the estimate of the packaging and milling facility acquisitions and product and market development.

The Company has realized no sales in each of its fiscal years ended January 31, 1998 through January 31, 1999. During the development stage the registrant anticipates that it will develop over a dozen products and market these products on a mass marketing initiative directly to the consumer in various parts of the country.

RESULTS  OF  OPERATIONS

The Company is a development stage enterprise and has incurred losses in each of its fiscal years ended January 31, 1997, 1998 and 1999 and for the quarters ended June 30, 2000. This is due to the Company not having proper management of its properties and the liquidity in order to implement a successful marketing plan. Current management believes that by the 3rd Quarter of 2000 that the marketing initiative plan will be fully operational because of the proprietary nature of the market undertaking.

The Company is relying on its majority shareholder to arrange for the liquidity in order to facilitate the marketing plan.

For the three months ended June 30, 2000, the Company realized a loss of ($5,090.61).

It is the intent of the Company to hire an in house attorney to keep the Company in compliance with the relevant security, environment, mineral, and corporate laws when the Company has the positive income to hire such a professional.

LIQUIDITY  AND  FINANCIAL  CONDITION

There can be no assurance that the Company's operations will be successful or profitable. The Company anticipates that it will hire a mining engineer for operating its property. The Company plans to use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire future interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to December 31, 2000, the Company has accumulated a deficit of $3,868,386.33.

At June 30, 2000, $10,200,000 of the Company's total assets of $10,609,860 were investments in mineral properties. No additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future sales, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling its products, has been made in the Company's financial statements.

The Company currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

In the second quarter of fiscal 2000, the Company increased its accounts payable by $5,090.61. Accordingly, the Company's current liabilities moved from $1,161,011.33 at December 31, 1999 to $63,866.61 at June 30, 2000. The Company
had  no  long-term  debt  at  June  30,  2000  or  at  December  31,  1999.

The Company has estimated that it will need minimal capital resources of approximately $500,000.00 to meet its estimated expenditures for fiscal 2000 in order to undertake its marketing plan. Management is currently working on a plan to raise capital by either a private placement by selling royalty interests in its mineral property or a direct placement of its Class A Common Stock. Management intends to meet with experienced financial and investment firms to negotiate terms and arrangements for capital fund raising. During the fiscal year ending December 31, 1999, the Company did not raise any funds. The Company is continuing with the previously described plans and various alternatives to raise capital. In addition, the Company has an agreement that if the majority shareholder of the Company sells certain of its assets that the shareholder will contribute the proceeds to the Company.

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

In as much as the Company has not yet determined in detail the specifications of the project, operation or mining activity that it intends to undertake, management is not able at this time to provide a detailed listing or exact range of operation costs, including increases in general and administrative expense, if any. However, the Company plans to fund any increases in general and administrative expense principally from joint venture revenues or funds it may receive or savings it may realize through corporate restructuring or business combination arrangements. Funds required to finance the Company's exploration and development of mineral properties are expected to come primarily from the contributions of its joint venture participants, and from the funds generated from such joint ventures and other lease or royalty arrangements.

The Company currently is seeking alternate sources of working capital sufficient to increase the funding of additional general and administrative expenses that may become necessary as the Company's business plan develops, and to continue meeting its ongoing payment obligations for its leases to governmental entities.

General and administrative expenses during the first half of fiscal 2000 have been limited. The officers and directors have not been paid a salary and none is forecast for the foreseeable future because none will be paid until the Company has income for such expenditures. Most expenses for the Company has been paid out of pocket by the officers or directors. In the quarter ended December 31, 1999, the Company recorded a loss on of $1,598 and the loss in the period ending December 31, 1999 was $234,678. As a result, during the first quarter of fiscal 2000 compared to the last quarter of 1999, the net loss decreased by $232,080 or a loss on an adjusted basis from $0.01 cent per share for the year ended December 31, 1999 to $0.00025 per share for the three months ended on June 30, 2000.

The Company is unable to fully determine the impact of future transactions on its operating capital. Hence, the Company has determined not to incur and does not have any commitments or plans for material capital expenditures during the remainder of its current fiscal year for which it does not have a reasonably available source of payment. It is uncertain what effect this decision may have with respect to restricting capital expenditures.

On the one hand, if the Company were to continue such restriction, the likely effect might be adverse to the preservation of its assets and capital base, thereby narrowing the scope of plans for future operations and constricting liquidity. On the other hand, if the Company were to discontinue such restriction without an increase in sustained cash flow, the likely effect of that might be an increase in accumulated deficits which could be adverse to the Company's financial condition with respect to liabilities and stockholders' equity.

Therefore, while the Company continues to seek a joint venture participant and additional sources of capital for financing operations during the remainder of its current fiscal year, the Company will continue to carefully monitor its capital expenditures. The Company will have to rely on funding from private placements, cash flows and other offerings for future operating and development costs.

The inability to raise capital could have a material adverse effect on the Company's business, financial condition, and results of operations.

PLAN  OF  OPERATIONS

The Company has new management. The Company has hired a new chief executive officer, a chief operating officer and a chief financial officer. The Company is now directing its efforts to obtaining large sales contracts, tightening cost controls and improving its financial position and the overall management of the Company. The board of directors will be expanded to include persons with significant sales management and/or financial management backgrounds, and the board is currently seeking funding to continue and expand its operations. Management believes that it can continue to fund its operations through external financing until revenues reach the level at which the gross profits attained will sustain and finance the operations.

The Company will develop new retail products in the current quarter: Kat Pause cat litter, an odor eliminator for cat litter boxes, an odor neutralizer to counter pet stains, a product which maintains ammonia control in fish aquariums, an odor eliminator for carpets, an absorbent for cleaning automobile fluid spills, and an ammonia remover for fresh and salt water fish tanks. There are some proprietary development plans the Company is not disclosing until it can protect the development from its competitors. The Company will sell its products by a direct mass consumer marketing plan.

INFLATION

The Company does not expect inflation to have any material effect on its revenues, costs or overall operation.

                                     PART II
                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

The Company initiated Court Action against L. Mychal Jefferson II, the Company's former Chairman of the Board, former President and former Chief Executive Officer to turn over the books and records of the Company to its current management.

1. The lawsuit was filed in the 113th Judicial District Court, Harris County, Texas.
2.     The  date  of  the  filing  was  February  10,  2000.
3. Unicorp, Inc. F/K/A Auto Axzpt.com, Inc., Plaintiff vs. L. Mychal Jefferson II, Defendant are the parties of the lawsuit.
4. L. Mychal Jefferson II resigned from the Board of Directors of the Company and as an officer and has consistently ignored requests to turn over the records of the Company to the Company. L. Mychal Jefferson II is contractually obligated to turn over the records to Management of the Company.
5.     Plaintiff  filed  its  Original Petition and Request for Mandamus Relief.
6. L. Mychal Jefferson's deposition has been taken and document requests are outstanding.

In another matter, on March 25, 2000 the Company settled a judgment that Equitable Assets Incorporated secured against the Company on May 25, 1999 in the 190th Judicial District Court of Harris County, Texas in the amount of $222,676.18 plus court cost and attorney's fees.

(SEE  NOTE  7  COMMITMENTS  AND  CONTINGENCIES)

ITEM  2.  CHANGES  IN  SECURITIES.

On March 6, 2000, the capital structure of the Company was modified. The Company now is authorized to issue three classes of stock. The Company has authorized 100,000,000 shares of Class A Common Stock, par value $.0001. Holders of the Class A Common Shares shall have the authority to elect one-third (1/3) of the Board of Directors and shall be entitled to receive two-thirds
(2/3) of any cash dividends of this corporation with the exception being any share distribution and then the dividend shall be distributed share for share or otherwise at the discretion of the Board of Directors. The Class A Common Shares capitalization account shall be entitled to accrue and receive two-thirds (2/3) of any earnings or two-thirds of any losses.

The Company has authorized 100,000,000 shares of Class B Common Stock, par value $.0001. Holders of the Class B Common shares shall have the authority to elect two-thirds (2/3) of the Board of Directors and shall be entitled to receive one-third (1/3) of any cash dividends of this corporation with the exception being any share distribution and then the dividend shall be distributed share for share or otherwise at the discretion of the Board of Directors. The Class B Common Shares capitalization account shall be entitled to accrue and receive one-third (1/3) of any earnings or one-third (1/3) of any losses.

The Company has authorized 100,000,000 shares of Preferred Class with each share having a par value of $.0001. The Board of Directors is authorized, without action by the holders of either Class of Common Stock, to provide for the issuance of preferred shares in one or more series, to establish the number of shares in each series and to fix the value, conversion privileges, dividend rates, redemption rights, sinking fund provisions and liquidation rights which shall be superior to any class of the Common Stock.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

During the quarter ended June 30 , 2000, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company (The Company currently has no dividend policy). The Company settled a lawsuit with Equitable Assets Incorporated on March 25, 2000 whereby Equitable Assets Incorporated, in part, exchanged its Series A, $100, 8 1/2% Callable Preferred for Class A Common Stock and Class B Common Stock of the Company. The Company has no Preferred Stock outstanding.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS.

During the quarter ended June 30 , 2000, no matters were submitted to a vote of security-holders.

ITEM  5.  OTHER  INFORMATION.

No  reports  were  filed  on  Form  8-K  during the quarter ended June 30, 2000.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)(1)  The  following  financial  statements  are  included  in Part I, Item 1:

Balance Sheets - March 31, 2000 and January 31, 1999. . . . . . .         Page 5

Statements of Stockholders' Equity (Deficit) - period
ended March 31, 2000 - period ended January 31,1999 . . . . . . .         Page 6

Statements of Operations - three months period ended on March
31, 2000 - twelve months period ended on December 31, 1999. . . .         Page 7

Statements of Cash Flows - three months period ended on March
31, 2000 - twelve months period ended on December 31, 1999. . . .         Page 7

Notes to Consolidated Financial Statements. . . . . . . . . . . .   Pages 8 - 12

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

(b)  No  reports  were filed on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     UNICORP,  INC.

Date:  August  11,  2000        By:  /s/  Louis  G.  Mehr,  President
                                -------------------------------------
                                Louis  G.  Mehr,  President  and
                                Chief  Executive  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


/s/  Louis  G. Mehr         President, Chief Executive           August 11, 2000
-----------------------     Officer  and  Director
Louis  G.  Mehr             (Principal  Executive  Officer)


/s/  John  Marrou           Chief  Financial Office              August 11, 2000
------------------------    (Principal  Accounting Officer)
John  Marrou

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------


11           Computation  of  Earnings  (Loss)  Per  Share

27           Financial  Data  Schedule