Form 10QSB
period 2000-09-30
UNICORP INC /NEW
filed 2000-11-14
CIK 354507

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

The following interim consolidated financial statements as of September 30, 2000 and for the three months and quarter then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual unaudited financial statements and in conformity with the instructions provided in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles or complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 2000.The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended January 31, 1999 when the registrant's Certified Public Accountants complete the audited financial statements of the registrant for the years ending January 31,

1999 and January  31,  2000.

SPECIAL  INFORMATION  REGARDING  FINANCIAL  STATEMENTS  OF  THE  REGISTRANT

L. Mychal Jefferson II, the registrant's former Chairman of the Board, President and Chief Executive Officer has refused to turn over the book and records of the registrant to its current management. The registrant has filed Plaintiff's Original Petition and Request for Mandamus Relief in the 113th Judicial District Court, Harris County, Texas vs. L. Mychal Jefferson II, Defendant. The registrant expects to gain judgment and relief with this action. In the alternative, Mr. Jefferson could voluntarily turn over the records to the registrant. We now understand that the books and records have been turned over to Mr. Jefferson's legal counsel for company inspection.

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

                                  Unicorp, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               as of September 30, 2000
                                   (unaudited)


                                       September 30, '00
                                       -----------------

ASSETS
  Other Assets
    Mineral Interest                   10,200,000.00
    Investment - AZ Capital, Inc.         409,860.00
                                       -------------

TOTAL ASSETS                           10,609,860.00
                                       -------------


LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        Accounts Payable                  101,933.52
                                       -------------

      Total Other Current Liabilities     101,933.52
                                       -------------

    Total Current Liabilities             101,933.53
                                       -------------

  Total Liabilities                       101,933.52

  Equity
    Common Stock - Class A                  1,000.00
    Common Stock - Class B                  1,000.00
    Additional Paid-in Capital         13,749,913.00
    Retained Earnings                  -3,199,231.00
    Net Income                            -44,755.52
                                       -------------

    Total Equity                       10,507,926.48
                                       -------------


TOTAL LIABILITIES & EQUITY             10,609,860.00
                                       =============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                  UNICORP, INC.
                          (A Development Stage Company)
                           Profit and Loss - Unaudited
                            January through September 2000


                              Jan - September '00
                              -------------------

  Ordinary Income/Expense
    Expense
      Press Costs                    320.00
      Professional Fees           38,057.14
      Registration Costs           4,782.88
      Stock Transfer Expense         947.50
      Travel                         648.00
                              -------------

    Total Expense                 44,755.52
                              -------------

  Net Ordinary Income            -44,755.52
                              -------------

Net Income                       -44,755.52
                              =============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                  UNICORP, INC.
                          (A Development Stage Company)
                           Profit and Loss - Unaudited
                             July through September 2000


                              Jul - September '00
                              -------------------

  Ordinary Income/Expense
    Expense
      Professional Fees           37,719.64
      Registration Costs             347.27
      Stock Transfer Expense            -0-
                              -------------

    Total Expense                 38,066.91
                              -------------

  Net Ordinary Income            -38,066.91
                              -------------

Net Income                       -38,066.91
                              =============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                  UNICORP, INC.
                          (A Development Stage Company)

                      Statements of Cash Flows - Unaudited

                Increase (Decrease) in Cash and Cash Equivalents
                  For the Period July 1, 2000 to September 30, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:


  Cash Receipts from Net Income           $(38,068.91)
                                          ------------

    Plus:  Increase in Accounts Payable   $ 38,068,91
----------------------------------------  ------------




Cash Flows from Other Activities          $      0.00
                                          ------------


Net Increase (Decrease) in Cash Position  $      0.00
                                          ============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                  UNICORP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  September, 2000
                                   (unaudited)

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

Accounts  Receivable

Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at September 30, 2000 and December 31, 1999 after writing off all accounts determined to be uncollectible.

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

NOTE  6  -  PRIVATE  PLACEMENT  OF  COMMON  STOCK  OR  PREFERRED  STOCK

During the quarter ended September 30, 2000, there were no private placements of common stock, other than the Class A Common shares and the Class B Common shares of common stock issued to settle the lawsuit with Equitable Assets Incorporated. The shares issued to Equitable Assets Incorporated are subject to Rule 144 under the Rule and Regulations promulgated by the United States Securities and Exchange Commission.

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

RESULTS  OF  OPERATIONS

The Company is a development stage enterprise and has incurred losses in each of its fiscal years ended January 31, 1997, 1998 and 1999 and for the quarters ended September 30, 2000. This is due to the Company not having proper management of its properties and the liquidity in order to implement a successful marketing plan. Current management believes that by the 4th Quarter of 2000 that the marketing initiative plan will be fully operational because of the proprietary nature of the market undertaking.

The Company is relying on its majority shareholder to arrange for the liquidity in order to facilitate the marketing plan.

For the three months ended September 30, 2000, the Company realized a loss of ($38,066.91).

It is the intent of the Company to hire an in house attorney to keep the Company in compliance with the relevant security, environment, mineral, and corporate laws when the Company has the positive income to hire such a professional.

LIQUIDITY  AND  FINANCIAL  CONDITION

There can be no assurance that the Company's operations will be successful or profitable. The Company anticipates that it will hire a mining engineer for operating its property. The Company plans to use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire future interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to September 30, 2000, the Company has accumulated a deficit of $3,243,986.52.

At September 30, 2000, $10,609,860 of the Company's total assets of $10,200,000 were investments in mineral properties. No additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future sales, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling its products, has been made in the Company's financial statements.

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

In the third quarter of fiscal 2000, the Company increased its accounts payable by $38,066.91. Accordingly, the Company's current liabilities moved from $1,161,011.33 at December 31, 1999 to $101,933.52 at September 30, 2000. The
Company  had  no  long-term  debt at September 30, 2000 or at December 31, 1999.

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

General and administrative expenses during the first half of fiscal 2000 have been limited. The officers and directors have not been paid a salary and none is forecast for the foreseeable future because none will be paid until the Company has income for such expenditures. Most expenses for the Company has been paid out of pocket by the officers or directors. In the quarter ended December 31, 1999, the Company recorded a loss on of $1,598 and the loss in the period ending December 31, 1999 was $234,678. As a result, during the first quarter of fiscal 2000 compared to the last quarter of 1999, the net loss decreased by $232,080 or a loss on an adjusted basis from $0.01 cent per share for the year ended December 31, 1999 to $0.00022 per share for the nine months ended on September 30, 2000.

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

1. The lawsuit was filed in the 113th Judicial District Court, Harris County, Texas.
2.     The  date  of  the  filing  was  February  10,  2000.
3. Unicorp, Inc. F/K/A Auto Axzpt.com, Inc., Plaintiff vs. L. Mychal Jefferson II, Defendant are the parties of the lawsuit.
4. L. Mychal Jefferson II resigned from the Board of Directors of the Company and as an officer and has consistently ignored requests to turn over the records of the Company to the Company. L. Mychal Jefferson II is contractually obligated to turn over the records to Management of the Company.
5.     Plaintiff  filed  its  Original Petition and Request for Mandamus Relief.
6. L. Mychal Jefferson's deposition has been taken and document requests are outstanding. The Company has been informed that the records are in the office the person a/k/a L. Mychal Jefferson II.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

During the quarter ended September 30 , 2000, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company (The Company currently has no dividend policy). The Company settled a lawsuit with Equitable Assets Incorporated on March 25, 2000 whereby Equitable Assets Incorporated, in part, exchanged its Series A, $100, 8 1/2% Callable Preferred for Class A Common Stock and Class B Common Stock of the Company. The Company has no Preferred Stock outstanding.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)(1)  The  following  financial  statements  are  included  in Part I, Item 1:

Balance Sheets - September 30, 2000 and January 31, 1999. . . . . . .    Page 5

Statements of Operations - three months period ended on September
30, 2000 - twelve months period ended on December 31, 1999. . . .        Page 7

Statements of Cash Flows - three months period ended on September
30, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        Page 7

Notes to Consolidated Financial Statements. . . . . . . . . . . .   Pages 8 - 12

(3) The following exhibits are included for the nine months and quarters ended September 30 , 2000 and January 31, 1999:

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

     UNICORP,  INC.

Date:  November 14,  2000        By:  /s/  Louis  G.  Mehr,  President
                                -------------------------------------
                                Louis  G.  Mehr,  President  and
                                Chief  Executive  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


/s/  Louis  G. Mehr         President, Chief Executive         November 14, 2000
-----------------------     Officer  and  Director
Louis  G.  Mehr             (Principal  Executive  Officer)


/s/  John  Marrou           Chief  Financial Office            November 14, 2000
------------------------    (Principal  Accounting Officer)
John  Marrou

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------


11           Computation  of  Earnings  (Loss)  Per  Share

27           Financial  Data  Schedule