Form 10KSB/A
period 1998-12-31
UNICORP INC /NEW
filed 2001-12-20
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                FORM 10-KSB /A-1

                                (Amendment No. 1)


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1998

                        Commission File Number:  2-73389


                                  UNICORP, INC.


                        NEVADA                    75-1764386
           ---------------------------------  -------------------
             (State or other jurisdiction      (I.R.S. Employer
           of incorporation or organization)  Identification No.)

                          ----------------------------

                            One Riverway, Suite 1700
                               Houston, Texas77056
                            Telephone: (713) 961-2696


Securities registered under Section 12(g) of the Act:     Common Stock, $.01 par
value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.[   ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.    $  0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting common stock held by non-affiliates on February 11, 1999, based upon average bid and asked price of the common stock as reported by the National Quotation Bureau, Inc. for such date, was approximately $26,660.

The number of shares outstanding of each of issuer's classes of common equity, as of February 11, 1999 is 266,710 shares of $.01par value voting common stock.

NOTE: Unless otherwise indicated, hereafter all references to common shares give effect to a 273 to 1 reverse split effective January 20, 1998 and a 5 to1 reverse split effective February 11, 1999.

This amendment is filed to correct certain deficiencies in our original Form 10-KSB for the fiscal year ending December 31, 1998 filed with the SEC on April 17, 2000. These deficiencies are primarily related to (1) the use of unaudited financial statements which did not meet the requirements of Regulation S-B, Item 310; (2) errors in accounting for the value of a Zeolite mineral purchase as reported in our unaudited financial statements; (3) our failure to provide the disclosures required by Industry Guide 7 (b) and to provide the impairment analysis required under SFAS 121with respect to the Zeolite mineral purchase; and (4) our failure to provide the disclosures required under APB 118 or SFAS 115 with respect to our investment in AZ Capital, Inc.


                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

Overview

Unicorp, Inc. is a "blank check" or "shell" company whose current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have no capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

We have been delinquent in filing our required periodic reports with the Securities Exchange Commission (SEC). We have filed Form 10-KSB annual reports for our 1998 and 1999 fiscal years containing unaudited financial statements (collectively the "Unaudited Annual Financials") and filed no form 10-KSB annual report for our 2000 fiscal year and are now seeking to correct these and other filing delinquencies. The Unaudited Annual Financials included in the original1999 10KSB and original1998 10KSB should not be relied upon by any person as a basis for considering a purchase of our common stock. The Unaudited Annual Financials are not a reliable basis for considering a purchase of our securities. No person who may be considering purchasing any of the Company's securities should rely upon the Unaudited Annual Financials included in our 1999 10KSB and 1998 10KSB in making a decision to purchase our securities. Further, because our quarterly filings for the interim periods December 31, 1998 and thereafter ("10QSB Filings") include unaudited financial statements (collectively the "Unaudited Quarterly Financials") that are based upon the Unaudited Annual Financials contained in our 1999 10KSB and 1998 10KSB, no person who may be considering purchasing any security of Unicorp should rely upon the Unaudited Quarterly Financials included in our 10QSB Filings in making a decision to purchase our securities.

As a result of the failures to file these reports investors in our stock have not had available to them financial and other information which would be necessary for informed investment decisions. Although as a consequence of our deficient and late filings of periodic reports investors did not have available to them full financial and other information concerning the Company, we do not believe such failures will result in claims against us since we did not sell stock to investors and there was no active trading market for our stock during this delinquency. Recently the SEC has written a letter to us regarding the inadequacies of our filings and our failure to file. It has also requested us to provide information and documents. We cannot say at this point what if any actions the SEC may take against us. Any action taken by the SEC could have an adverse impact on us and our business plan.

Our auditors have determined that the Unaudited Annual Financials contain three major errors:

1.     Zeolite  Transaction.

     The Unaudited Annual Financials and the Unaudited Quarterly Financials include as a Balance Sheet asset item a Mineral Interest valued at $10,200,000. Effective January 1, 1998, we entered into a transaction with Equitable Assets Incorporated, a Belize corporation ("Equitable"), now the Company's parent, to acquire 58,286 tons of zeolite inventory. Our purchase of the zeolite was in fact a reverse acquisition of the Company by Equitable and should have been recorded based upon the fair value of the Company or the consideration that Equitable gave up to acquire the Company. The original value assigned to the acquisition was $10,200,000, based upon the sales price stated in the sale contract and an appraisal that did not properly address the size of the market or the cost of mining the zeolite. The sales contract for the zeolite included a provision for us to issue classes of stock not provided for in our articles of incorporation. Further, at the time of the transaction, we was an essentially inactive corporation with only minimal value associated with our stock, indicating that the value assigned the zeolite represented an error at the time the 1998 and 1999 unaudited financial statements were prepared.

The zeolite exchanged in the Transaction is recorded in our audited financial statements at $295,000 based on Equitable's estimated historical cost, which approximated the fair value of the zeolite at the date of the Transaction.

As  a  result  of  these  changes we have experienced a reduction in our Balance
Sheet Assets of $9,905,000 and a corresponding reduction in our Equity of $9,905,000 (as reflected in the Unaudited Annual Financials and the Unaudited Quarterly Financials).

2.   AZ  Capital  Transaction.

     We recorded an investment in AZ Capital that was 100% owned by Equitable and acquired by us in a stock for stock transaction at a value in excess of the value at which it was carried by Equitable.

     Effective January 1, 1998, we entered into an agreement with AZ Capital under which we granted AZ Capital an option to acquire one of our wholly-owned subsidiaries, Whitsitt Oil Company, Inc. (now Marcap International, Inc.). The option, which was never exercised, was granted in exchange for 596,569 shares of AZ Capital's common shares. The Unaudited Annual Financials and the Unaudited Quarterly Financials include as a Balance Sheet asset item an investment in AZ Capital, Inc. in the amount of $409,860 and a revenue item of $409,860 recognized in 1998 on the transaction. At the date of the option, AZ Capital was a dormant subsidiary of Equitable and had no assets or liabilities. Accordingly, the option was not valued in our audited financial statements.

     As a result of these changes we have experienced a reduction in our Balance Sheet Assets of $409,860 and a corresponding reduction in our Equity (as reflected in the Unaudited Annual Financials and the Unaudited Quarterly Financials).

     Equitable became the Company's parent in a separate transaction on March 1, 1998.

3.   Cut-Off  Errors.

     We made cut-off errors that resulted in the recognition of certain expenses in improper accounting periods.

All of the above issues have been addressed in the Audited Annual Financials included in this Form 10-KSB.

History  of  the  Company

Unicorp, Inc. is a Nevada corporation incorporated on May 8, 1981 under the name of Texoil, Inc. for the purpose of minerals exploration, discovery, production, refining, and transportation. Prior to 1992, Unicorp was engaged in oil and gas operations in Ohio and Texas through its wholly owned subsidiaries Marcap
International, Inc. (originally Whitsitt Oil Company, Inc. and formerly Martex Trading Co., Inc.) and Texas-Nevada Oil & Gas Co. and was also engaged in business as a medical insurance claims processor through its wholly owned subsidiary Med-X Systems, Inc. As a result of adverse business circumstances Unicorp and its subsidiaries ceased active business operations and liquidated their operating assets prior to1992. No material business operations have been conducted by Unicorp or its subsidiaries since 1992.

On December 31, 1997, Unicorp acquired 100% of The Laissez-Faire Group, Inc., an inactive Texas corporation that has never conducted any business operations, in a share exchange. On March 1, 1998, the Company received approximately 8.7% of the outstanding common stock of AZ Capital, Inc., an inactive Texas corporation that has never conducted any business operations, through the forfeiture of an Option Agreement whereby AZ Capital, Inc. was to purchase Marcap International, Inc.

Unicorp's activities since 1992 have consisted primarily of maintaining its corporate status and that of its subsidiaries. We have not conducted any commercial operations since 1992. We have no full-time employees and own no real estate.

As of the end of 1997, we had examined nine potential acquisition candidates, including two refineries. Of these, a letter of intent was signed with Sellers
Petroleum Products, Inc. ("Sellers") of Yuma, Arizona, one of the largest distributors of wholesale petroleum products in the Yuma, Arizona and El Centro, California regions. However we were unable to raise the necessary capital through an equity or debt financing and abandoned all further negotiations. Management expected to change the focus of the Registrant to a petroleum refining and distribution business. The Registrant anticipated that through an affiliated business, it could achieve certain purchasing and marketing advantages in purchases of raw crude and the sale of refined petroleum products to governmental agencies. Management was not successful in achieving the foregoing business strategy.

Reverse  Acquisitions  -  Acquisition  of  Majority  Interest

On December 15, 1997, we executed an Agreement and Plan of Reorganization (the "Agreement") with L. Mychal Jefferson II ("Jefferson"), the sole shareholder of The Laissez-Faire Group, Inc., a Texas corporation ("Laissez- Faire"), whereby we, in a tax-free exchange, agreed to acquire all of the outstanding shares of the capital stock of Laissez-Faire in exchange for 188,000 shares of our common stock (the "Reorg Shares"). Laissez-Faire became our wholly owned subsidiary. The Agreement closed on December 31, 1997. Pursuant to the terms of the Agreement, Mr. Jefferson was to acquire 530,000 shares of the Class C Common Stock of the Registrant. However, at the time of the closing of the Agreement, we did not have the requisite capital structure in place to issue to Mr. Jefferson the Class C Common Stock. Mr. Jefferson agreed instead to take 188,000 shares of our existing common stock, so that after the closing, Mr. Jefferson owned approximately 94 % or 188,000 shares of the issued and outstanding shares of our common stock.

This transaction was actually a recapitalization of the Company by Laissez-Faire, a newly formed corporation with no assets, liabilities or operating history. Laissez-Faire, as the acquirer, gave up no significant assets to complete the acquisition and the Company remained a shell corporation with no significant assets, liabilities or operations after the acquisition. Accordingly, this recapitalization transaction resulted in no change in value of the Company.

Change  in  Control  of  Management  -  Resignation  of  Officers  and Directors

In connection with the acquisition of a majority interest in the Company by L. Mychall Jefferson II, Henry A. Schulle and Azie Taylor Morton resigned as directors leaving Mr. Jefferson as sole director and executive officer. Mr. Jefferson now controls management of the Company.

Investment  in  Zeolite

On March 1, 1998, we entered into a transaction (the "Transaction") for purchase of 58,286 tons of zeolite ("Zeolite") inventory, a mineral, from Equitable Assets Incorporated, a Belize corporation ("EAI"). The purchase and sale agreement evidencing the Transaction was altered at various dates to reflect changes arising from litigation and from mutual agreements between us and EAI. The Transaction ultimately in our acquisition by EAI because EAI stockholders emerged from the Transaction with approximately 95% ownership of the Company.

Under the original terms of the agreement, we agreed to acquire 58,286 tons of zeolite inventory, FOB mine site, in exchange for a $200,000 promissory note, 420,000 shares of our Class A common stock and 58,000 shares of our Series A preferred stock. At the date of the Transaction, we were not authorized to issue multiple classes of common stock or preferred stock. We were also unable to repay the $200,000 promissory note at maturity, resulting in the initiation of litigation by Equitable. The litigation resulted in a final settlement with Equitable awarded 9,500,000 shares of Class A common stock and 9,500,000 shares of Class B common stock in full settlement. Because we still were not authorized to issue multiple classes of common stock and had not amended our capital structure to authorize Class A and Class B common stock, we issued 9,500,000 shares of common stock to Equitable on March 9, 2000. Subsequently in 2001, Equitable agreed to accept the 9,500,000 shares of our common stock instead of the 19,000,000 shares that it awarded in the settlement of the litigation in final settlement.

The zeolite acquired in the Transaction is recorded in our audited financial statements at $200,000 based on the value of the promissory note payable.

EAI acquired the Zeolite from Texas Arizona Mining Co. ("TAMCO") in 1996. TAMCO is a Texas corporation formed in 1971 and was not affiliated with us at the time of the Transaction. In 1972 TAMCO filed 12 mining claims identified as the "Rhyolite 1-12 Mining Claims ("Mining Claim") with the County of Yavapai, Arizona. The Mining Claim covers approximately 240 acres of land in the Blue Tank Mining District, Sections 20 and 29, T8N, R4W, Sam Powell Peak Quadrant and is located 2 miles due north of Wickenburg, Yavapai County, Arizona and approximately 5 miles by road out Constellation Road to Rincon Road, an unpaved county maintained road. Rincon Road bisects the acreage included in the Mining Claim. The zeolite deposits that have been identified and mined are accessible from Scenic Loop Drive. The Mining Claim is an open pit mining operation and zeolite has been recovered from the site since 1952. The Mining Claim was discovered in 1952 by Richard Sardou who maintained and excavated the Mining Claim until 1970. TAMCO reacquired the Mining Claim in 1971 from then owners,
R. E. Billingsley and George Bodiroga,. TAMCO perfected their Mining Claim with the county in 1972 and with the Bureau of Land Management in 1979 pursuant to new federal regulations. There is a jeep road through the acreage, concrete slabs and a water well owned by TAMCO and registered with the state of Arizona. A dirt road exists to the excavation area. A house formerly on the property burned down. Prior mining operations have required only a bulldozer or front end loader to recover the zeolite and a trailer to remove the zeolite from site. Local contractors are available for recovery of the zeolite and TAMCO has used local contractors for all excavation of the Mining Claim. After acquiring the Mining Claim in 1972, TAMCO contracted for research and development which identified the zeolite mineral deposit and the suitable practical applications for the zeolite. For most uses zeolite needs no processing after recovery. TAMCO has never actively marketed the zeolite and has made sporadic sales of zeolite to persons who have contacted TAMCO, usually through the Arizona Department of Mineral Resources. TAMCO has excavated and sold approximately 140 tons of zeolite through 1996. In the 1980's TAMCO was contacted by a public relations firm and pursuant to that contact subsequently leased the Mining Claim to Gulf American Mining Enterprises who excavated and marketed the zeolite as kitty litter under the name "Cat Pause", a name owned by TAMCO. As a result the Mining Claim became known as the "kitty litter" or "cat pause" mine. In the late 1980's the Mining Claim was leased to James Perry, a Colorado resident, but it is not known whether he actually excavated any zeolite. In the mid 1980's TAMCO sold approximately100 tons of zeolite at $600 per ton to Nonscents, Inc., a private multi-level marketing company. In addition to direct consumer marketing Nonscents sold zeolite product for use at the Houston Rodeo and Livestock Show, Houston, Texas in odor suppression. TAMCO made other contract sales of zeolite in 1988 to Envirion, during 1994-1998 to Zeo Crystal, and in 1996 to Southwest Coastal, Inc.

In essence, the Transaction represented our purchase of an inventory of zeolite. Zeolites are naturally occurring minerals that are usable in their natural state without further processing in odor control, water and air filtration, absorbant applications, natural gas purification and catalytic processes in refineries. Under the terms of the acquisition we had the right to remove the 58,285 tons of Zeolite from the Mining Claim.

Our initial acquisition of zeolite was in anticipation of our acquisition of Sellers Petroleum Products, Inc. and the acquisition of and reopening of the Nixon Texas Refinery which were being evaluated and negotiated at the end of 1997. Those acquisitions were part of management's plan to engage in the production and distribution of the standard range of refined petroleum products. Zeolite can be used in its natural state as an oil absorbant product by businesses dealing with petroleum products and as a fluid catalytic catalyst in the refining of gasoline, primarily to convert "sour" gas to "sweet" gas. Management believed that the zeolite could be distributed through Sellers wholesale distribution business as an oil absorbant product and in the operation of the Nixon Refinery as a catalytic catalyst. When the refinery acquisition did not materialize and the Sellers acquisition could not be closed, management investigated other markets for the zeolite, including marketing to other refining industries and petroleum product users, and the use of zeolite as an odor and fluid absorption product such as kitty litter. Zeolite from this Mining Claim had been previously marketed and sold as "kitty litter" directly to consumers. All efforts to develop a strategy to penetrate any sustainable market for the zeolite were abandoned because of a lack of liquidity to implement a marketing strategy and management's pursuit of other business opportunities. We have abandoned all efforts to develop a market strategy for the distribution of the Zeolite because of our continuing lack of liquidity.

At December 31, 1999, our investment in zeolite was written-down to a zero value because our plans no longer involved use of the zeolite and because management feels that there is no current market for its sale.

Acquisition  of  Interest  in  AZ  Capital,  Inc.

On January 1, 1998, the Registrant and AZ Capital, Inc. ("AZ") executed that certain Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. (now Marcap International, Inc. and formerly Martex Trading Co., Inc.) ("Whitsitt"), whereby AZ was granted the option to acquire all of our shares of Whitsitt, our wholly owned subsidiary. The option was exercised by AZ on March 15, 1998, but AZ could not close. Under the terms of the Option, AZ transferred to us 871,000 shares of its Class A Common Stock and 871,000 shares of its Class B Common Stock, representing approximately 8.7% of the issued and outstanding shares of AZ.

Other  Matters

During the year ended December 31, 1998 and subsequent to that date, the Company adopted various changes to its capital structure. Effective January 20, 1998, the Company's board of directors effected a 273 to I reverse stock split and effective February 11, 1999, the Company's board of directors effected a 5 for 1 reverse stock split. No fractional shares were issued or cash paid in lieu of fractional shares, with all shares received as a result of the reverse split rounded up to nearest whole share. No vote of the stockholders was necessary to implement the change. Further, 9,500,000 shares of common stock issuable under the agreement supporting the Transaction dated March 1, 1998 (Zeolite purchase) have been considered as outstanding since March 1, 1998. The stock splits but not the issuable shares have been given effect for all purposes and discussions herein.

Subsequent  Events

At December 31, 1999, the Company's investment in zeolite was written-down to a zero value because the Company's plans no longer involved use of the zeolite and because management feels that there is no current market for its sale. Additionally, Equitable contributed the $200,000 note payable (received in the Transaction) and related accrued interest of $39,364 to the Company.

Plan  of  Operation

Unicorp and its subsidiaries are currently inactive with no known tangible assets and all are essentially "blank check" or "shell" companies whose current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have no capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

At of the end of our fiscal year ending December 31, 1998, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that our officers and directors will continue to initiate contacts with securities broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities.") We anticipate that the business opportunities presented to us will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). We intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of the registration of our securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by us is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by us or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

It is anticipated that business opportunities will come to our attention from various sources, including our officers and directors, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation  and  Selection  of  Business  Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the our management, we will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that we will not be able to diversify, but will essentially be limited to one such venture because of the our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the our securities.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Our management does not generally anticipate that it will provide holders of our securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our management which elects to seek the stockholders' advice and consent, or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of our executive officers and directors.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that we will consider, among other things, the following factors:

     (a) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (b) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (e) The cost of our participation as compared to the perceived tangible and intangible values and potential;

     (f)  The  extent  to  which  the  business  opportunity  can  be  advanced;

     (g) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     (h) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

     (i) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit our securities, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

In regard to the last criterion listed above, the current standards for NASDAQ listing include, among other things, the requirements that the issuer of the securities that are sought to be listed have net tangible assets of at least $4,000,000, or a market capitalization of at least $50,000,000, or net income in its latest fiscal year of not less than $750,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria. To the extent that we seek potential NASDAQ listing, therefore, the range of business opportunities that are available for our evaluation and potential acquisition would be significantly limited.

In applying the criteria listed above, no one of which will be controlling, management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity and we have not established any deadline for completion of a transaction. We expect, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

As part of our investigation, our executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form  of  Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, share exchanges, mergers, agreements for purchase of and sale of stock or assets, leases, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, our directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that we will acquire our participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal
Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of more than 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders.

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

We will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, we anticipate that we will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind either us or the business opportunity to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor the business opportunity will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should either party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than us and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public "blind pool" companies, many of which may have more funds available than do we.

Administrative  Offices

We currently maintain a mailing address at One Riverway, Suite 1700, Houston, Texas 77056 which is the office address of our legal counsel. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of this mailing address.

Employees

We are a development stage company and currently have no employees. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to our officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk  Factors

     1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Conflicts of Interest."

            It is anticipated that our officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, our officers may consider their own personal pecuniary benefit rather than the best interests of our other shareholders, and our other shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

     2. Need For Additional Financing. We have very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if our funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, we may not have enough capital to exploit the opportunity. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with its modest capital.

     3. Regulation of Penny Stocks. Our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell these securities in any market that might develop for them.

Shareholders  should  be  aware  that,  according  to  Securities  and  Exchange
Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

     4. Lack of Recent Operating History. Although we were formed in 1981, and conducted active business operations until 1991, we have been inactive since 1992 and currently exist for the purpose of seeking a business opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, we must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

     5. No Assurance of Success or Profitability. There is no assurance that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that we will generate revenues or profits, or that the market price of our Common Stock will be increased thereby.

     6. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that we may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. A shareholder can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to us and our stockholders if the business or opportunity proves to be unsuccessful. See Item 1 "Description of Business."

     7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of our limited capital, it is more likely than not that any acquisition by us will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

     8. Impracticability of Exhaustive Investigation. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

     9. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify its acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

     10. Reliance upon Financial Statements. We generally will require audited financial statements from companies that we proposes to acquire. Given cases where audited financials are available, we will have to rely upon interim period unaudited information received from target companies' management that have not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that we, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for us or the holders of our securities.

We wish to caution the reader that there are many uncertainties and unknown factors which could affect our ability to carry out our business plan in the manner described herein.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

We currently maintain a mailing address at One Riverway, Suite 1700, Houston, Texas 77056, which is the address of our legal counsel. We pay no rent for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein. Our telephone number is (713) 961-2696.

We currently have no investments in real estate, real estate mortgages, or real estate securities, and do not anticipate making any such investments in the future. However, our policy with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM  3.     LEGAL  PROCEEDINGS.

On April 21, 1998 Equitable Assets Incorporated demanded payment of the $200,000 note dated March 1, 1998 bearing (6%) interest per annum that we delivered in connection with our purchase of the Zeolite. On August 31, 1998 Equitable filed suit for $222,676.18 (representing principal and accrued interest due), attorney fees, and court costs in the 190th Judicial District Court, Houston, Harris County, Texas, cause number 98-42800. Equitable secured a default judgment against us in the amount of $222,676.76 on May 25, 1999. Subsequently we entered into a settlement agreement with Equitable effective March 25, 2000 pursuant to which we agreed to deliver 9,500,000 shares of common stock in complete settlement of all disputes and litigation arising from the Transaction, and Equitable released all claims for equity due and its money judgment against the Company.

We filed suit against L. Mychal Jefferson II on February 10, 2000 in the form of an Original Petition and Request for Mandamus Relief, cause no. 2000-06970, in the 113th Judicial District Court, Harris County, Texas. The suit sought the delivery of any and all Company records in the possession of Mr. Jefferson, then a former officer and sole director of the Company. Suit was settled with Mr. Jefferson's agreement to deliver all corporate records in his possession and non-suit was entered on March 22, 2001.

On January 20, 1999, Henry A. Schulle, a former officer and director, on behalf of the Company, filed a shareholders derivative lawsuit against L. Mychal Jefferson II, The Laissez-Faire Group, Inc. and Unicorp, Inc., alleging mismanagement by Mr. Jefferson. We were a nominal derivative defendant. That lawsuit was subsequently dismissed without prejudice.

We are not a party to any other pending legal proceedings, and no other such proceedings are known to be contemplated.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year which ended December 31, 1998.

                                     PART II

ITEM  5.          MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS.

As of February 11, 1999 we had 266,710 shares of common stock issued and outstanding. During the fiscal year ending December 31,1998 and until May 4, 2000 our common stock traded on the OTC Bulletin Board ("OTCBB") of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "UNIC". Our common stock was delisted from the OTCBB as of May 4, 2000 because of our failure to meet the eligibility requirements for quotation. Pursuant to the OTC Bulletin Board Eligibility Rule, adopted after December 31, 1998, OTCBB issuers must be registered with the SEC under Section 13 or 15(d) of the Securities and Exchange Act of 1934 ("Exchange Act") and be current in their required filings. During our fiscal year ending December 31, 1998, our common stock was registered under the Exchange Act so as to be OTCBB eligible. To remain current, we are required to have filed our latest required annual filing and any subsequent quarterly filings. Under the phase-in of the OTCBB Eligibility Rule, if we were not compliant with the filing requirement and/or the NASD had not received notification to that effect, on or before May 3, 2000, our securities were no longer eligible for quotation on the OTCBB as of market open on May 4, 2000. Because our Forms 10-KSB for the fiscal years ending December 31, 1998 and 1999 contained unaudited financial statements, we were considered out of compliance and were notified that our common stock would be listed for deletion on the Daily List of April 28, 2000 with removal to be effective at market-open on Thursday, May 4, 2000. Because we were not in compliance we requested deletion prior to our removal date. Subsequently and through the date of filing this amended report, our common stock has been quoted and traded on the stock market known as "the Pink Sheets" (www.pinksheets.com). The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. These market quotations represent inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                     COMMON STOCK
                                      BID PRICE


                 CALENDAR  YEAR  1997

                 First  Quarter          $0.008          $0.01

                 Second  Quarter         $0.008          $0.01

                 Third  Quarter          $0.008          $0.01

                 Fourth  Quarter         $0.008          $0.01

                 CALENDAR  YEAR  1998

                 First  Quarter          $0.005          $3.00

                 Second  Quarter         $0.375          $2.625

                 Third  Quarter          $0.125          $1.50

                 Fourth  Quarter         $0.070          $0.125

As of February 11, 1999, the Registrant was authorized to issue 50,000,000 shares of the Common Stock, of which there were issued and outstanding 266,710 shares giving effect to a 273 to 1 reverse split effective January 20, 1998 and a 5 to1 reverse split effective February 11, 1999. Our securities are currently held of record by a total of approximately 995 persons.

No dividends have been declared or paid on our securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

During the period covered by this report our transfer agent and stock registrar was American Stock Transfer, (address).
At the time of the filing of this amended report our transfer agent and stock registrar is ATLAS STOCK TRANSFER CORPORATION. THE ADDRESS AND TELEPHONE NUMBER OF THE DIVIDEND AGENT IS 5899 SOUTH STATE STREET, SALT LAKE CITY, UTAH 84107,
(801)  266-7151.

During the fiscal year ended December 31, 1998 we sold 17,580 shares of our common stock with aggregate gross proceeds of $87,900 to less than 10 investors in reliance upon exemptions from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder. The net proceeds from the sale of the common stock was used for general corporate purposes and working capital. The sales were effected directly by us without a placement agent.

In June 1998 we issued 188,000 shares of common stock to L. Mychal Jefferson II in recapitalization by Laissez-Faire Group, Inc. in reliance upon exemptions from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder. We received 100% of the issued and outstanding shares of Laissez-Faire in exchange for the issue.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

We remain in the development stage. For the fiscal year ending December 31, 1998, we have received $87,900 in cash proceeds from the private sale of common stock and acquired a zeolite mineral inventory at a cost of $295,000, which was subsequently written off. We issued shares for services valued at $245,660 primarily to pay administrative and accounting expenses and have recorded the full value of the stock issued for services as a general and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended December 31, 1998, reflects a current asset value of $295,000 representing the cost of the zeolite mineral inventory, current liabilities of $235,500, of which $200,000 represents a note issued for the purchase of the zeolite inventory and $35,500 represents accounts payable and accrued liabilities, and a deficit of $4,005,988 of which all but $359,560 was accumulated prior to the fiscal year ending December 31, 1998.

Results  of  Operations

During the period from January 1, 1998 through December 31, 1998, we engaged in no significant operations and incurred liabilities of $35,600 with respect to organizational activities, acquisition of capital, compliance with our periodical reporting requirements under the Securities Exchange Act of 1934, as amended, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by us during this period.

For the fiscal year ending December 31, 1999, we anticipate incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan  of  Operations  and  Need  for  Additional  Financing

During the fiscal year ending December 31, 2001, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodical reports and to maintain our status as a fully-reporting company under the Securities Exchange Act of 1934. In order to proceed with our plans for the next year, it is anticipated that we will require additional capital in order to meet our cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs we may incur in seeking business opportunities.

No specific commitments to provide additional funds have been made by management or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to allow us to cover our expenses. Notwithstanding the foregoing, to the extent that additional funds are required, we anticipate receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

We may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to our policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM  7.     FINANCIAL  STATEMENTS.

 See  following  pages.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
                FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT
                  STAGE, JANUARY 1, 1998, TO DECEMBER 31, 1998

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________


                                                           Page(s)
                                                           -------
Reports of Independent Accountants                            1-2

Consolidated Balance Sheet as of December 31, 1998             3

Consolidated Statements of Operations for the years
  ended December 31, 1998 and 1997, and for the period
  from inception of the development stage, January 1,
  1998, to December 31, 1998                                   4

Consolidated Statements of Stockholders' Deficit for the
  years ended December 31, 1998 and 1997, and for the
  period from inception of the development stage,
  January 1, 1998, to December 31, 1998                        5

Consolidated Statements of Cash Flows for the years
  ended December 31, 1998 and 1997, and for the period
  from inception of the development stage, January 1,
  1998, to December 31, 1998                                   6

Notes to Consolidated Financial Statements                    7-13

                        Report of Independent Accountants


Board  of  Directors  and  Stockholders
Unicorp,  Inc.


We have audited the accompanying consolidated balance sheet of Unicorp, Inc. (a corporation in the development stage) and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and for the period from inception of the development stage, January 1, 1998, to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unicorp, Inc., and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, and for the period from inception of the development stage, January 1, 1998, to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company is a development stage enterprise, has suffered recurring losses from operations and has a significant accumulated deficit and losses accumulated during the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in
Note 10. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed further in Note 3, the accompanying financial statements for the year ended December 31, 1998 have been restated.



                                  /s/  Ham,  Langston  &  Brezina,  L.L.P.

Houston,  Texas
October  21,  2001

                        Report of Independent Accountants


To  the  Directors  and  Stockholders
Unicorp,  Inc.


We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Unicorp, Inc. and subsidiaries as of December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Unicorp, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a history of recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                  /s/  Alvin  L.  Dahl  &  Associates,  P.C.


Houston,  Texas
January  28,  1998

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            CONSOLIDATED BALANCE SHEET
                                December 31, 1998
                                   __________


     ASSETS
     ------

Current assets                                     $         -
Zeolite inventory                                      200,000
                                                   ------------

    Total assets                                   $   200,000
                                                   ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------------------

Current liabilities:
  Note payable to the Parent                       $   200,000
  Accounts payable and accrued liabilities              33,500
                                                   ------------

    Total current liabilities                          233,500
                                                   ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.01 par value; 50,000,000
    shares authorized; 266,710 shares issued and
    outstanding                                          2,667
  Additional paid-in capital                         3,427,147
  Accumulated deficit                               (3,103,754)
  Losses accumulated during the development stage     (359,560)
                                                   ------------

    Total stockholders' deficit                        (33,500)
                                                   ------------

      Total liabilities and stockholders'
        deficit                                    $   200,000
                                                   ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   __________


                                                                        Inception of
                                                                        Development
                                                                         Stage,
                                                                        January 1,
                                               Year Ended December 31,  1998,  to
                                               -----------------------  December 31,
                                                   1998         1997        1998
                                               -------------  --------  ------------
General and administrative expense             $    341,060   $     -   $   341,060

Interest expense                                     18,500         -        18,500
                                               -------------  --------  ------------

Net loss                                       $   (359,560)  $     -   $  (359,560)
                                               =============  ========  ============

Basic and dilutive net loss per common share   $      (1.94)  $ (0.00)
                                               =============  =========

Weighted average common shares outstanding
  (basic and dilutive)                              185,316    11,998
                                               =============  =========


    The accompanying notes are an integral part of these consolidated financial statements.

                                                  UNICORP, INC.
                                     (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  for the years ended December 31, 1998 and 1997
                                                    __________


                                                                                           Losses
                                                                                         Accumulated
                                                             Additional                  During the
                                          Common    Stock     Paid-In     Accumulated    Development
                                          Shares   Amount     Capital       Deficit         Stage        Total
                                          -------  -------  -----------  -------------  -------------  ----------
Balance at December 31, 1997 and 1996      11,998  $   120  $3,096,134   $ (3,103,754)  $          -   $  (7,500)

Common stock issued for services
  provided to the Company                  49,132      491     245,169              -              -     245,660

Common stock issued for cash               17,580      176      87,724              -              -      87,900

Common stock issued in recapitalization
  by Laissez-Faire Group, Inc. (See
  Note 8)                                 188,000    1,880      (1,880)             -              -           -

Net loss, as restated                           -        -           -              -       (359,560)   (359,560)
                                          -------  -------  -----------  -------------  -------------  ----------

Balance at December 31, 1998, as
  restated                                266,710  $ 2,667  $3,427,147   $ (3,103,754)  $   (359,560)  $ (33,500)
                                          =======  =======  ===========  =============  =============  ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        UNICORP, INC.
                          (A CORPORATION IN THE DEVELOPMENT STAGE)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         __________


                                                                              Inception  of
                                                                               Development
                                                                                  Stage,
                                                                                January 1,
                                                   Year Ended December 31,       1998, to
                                                 ---------------------------   December 31,
                                                     1998          1997            1998
                                                 ------------  -------------  --------------
Cash flows from operating activities:
  Net loss                                       $  (359,560)  $           -  $    (359,560)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Common stock issued for services                 245,660               -        245,660
    Increase in accounts payable and accrued
      liabilities                                     26,000               -         26,000
                                                 ------------  -------------  --------------

      Net cash required by operating activities      (87,900)              -        (87,900)
                                                 ------------  -------------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock                  87,900               -         87,900
                                                 ------------  -------------  --------------

      Net cash provided by financing activities       87,900               -         87,900
                                                 ------------  -------------  --------------

Cash and cash equivalents, beginning of period             -               -              -
                                                 ------------  -------------  --------------

Cash and cash equivalents, end of period         $         -   $           -  $           -
                                                 ============  =============  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   Description  of  Business
     -------------------------

     Unicorp, Inc. (the "Company") was originally incorporated on May 8, 1981 in the state of Nevada under the name of Texoil, Inc to engage in minerals exploration, production, refining and transportation. The Company is approximately 97% owned by Equitable Assets Incorporated (the "Parent" or "Equitable"), a Belize corporation. With the exception of a transaction involving the Parent, the Company has not been engaged in any significant activities since 1992 when both the Company and its subsidiaries ceased active operations and liquidated their operating assets. The Company is now considered a development stage enterprise because it has not yet commenced, nor raised significant revenue from, new commercial operations and because its current efforts are focused almost entirely on maintenance of corporate status and capital raising activities. The Company has four wholly-owned subsidiaries as follows:

          Marcap International, Inc. ("Marcap") - This subsidiary was incorporated in Texas on August 23, 1984, as Whitsitt Oil Company to engage in oil & gas exploration and production activities in Ohio and Texas. Marcap was acquired by the Company in 1988 and the name, Whitsitt Oil Company, was changed to Martex Trading Co., Inc. and subsequently to Marcap.

          Texas-Nevada Oil & Gas Co., Inc. ("TNOG") - This subsidiary was incorporated in Texas on June 15, 1981, to hold and operate the Company's mineral interests in the State of Texas. (See Note 11)

          Laissez-Faire Group, Inc. ("LFGI") - This subsidiary was incorporated in Texas on August 16, 1996 and acquired by the Company on December 31, 1997. LFGI has not yet engaged in any significant business activities.

          Med-X Systems, Inc. ("Med-X") - This subsidiary was incorporated in Texas on December 21, 1987 to engage in the business of management and processing of medical claims for the medical profession. Med-X was acquired by the Company in 1988; however, the Company liquidated Med-X's assets and exited the medical claims business in 1989.

     The date of inception of the development stage of the Company for purposes of financial reporting is considered to be January 1, 1998, because on or about that date management began planning future activities for the dormant Company. Accordingly, in accordance with Statement of Financial Accounting Standards #7, Accounting and Reporting by Development Stage Enterprises,
                     ----------------------------------------------------------
     the accompanying financial statements include cumulative amounts from January 1, 1998, the inception of the development stage.

2.   Summary  of  Significant  Accounting  Policies
     ----------------------------------------------

     Principles  of  Consolidation
     -----------------------------

     The consolidated financial statements include the accounts of Unicorp, Inc., and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in which the Company has the ability to exercise significant influence but not control, are accounted for by the equity method. All other investments are carried at cost, or less than cost if the investment is impaired.

     Cash  and  Cash  Equivalents
     ----------------------------

     Cash and cash equivalents include all cash balances and any highly liquid short-term investments with an original maturity of three months or less.


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   __________

2.   Summary  of  Significant  Accounting  Policies,  continued
     ----------------------------------------------------------

     Income  Taxes
     -------------

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Net  Loss  Per  Common  Share
     -----------------------------

     Basic and dilutive net loss per common share for the years ended December 31, 1998 and 1997 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

     Zeolite  Inventory
     ------------------

     The Company's zeolite inventory, a mineral/raw material with various industrial uses, is recorded at the lower of cost or estimated net realizable value. Cost has been determined using the first-in, first-out ("FIFO") method.

     Investment  in  AZ  Capital,  Inc.
     ----------------------------------

     The company has an investment in 596,469 shares or approximately 8.7% of AZ Capital, Inc. The investment has been reported at cost as adjusted to estimated net realizable value and net asset value of $-0- (See Note 4).

     Estimates
     ---------

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

     Fair  Value  of  Financial  Instruments
     ---------------------------------------

     The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     Comprehensive  Income
     ---------------------

     The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   __________

2.   Summary  of  Significant  Accounting  Policies,  continued
     ----------------------------------------------------------

     Segment  Information
     --------------------

     The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company currently operates in only one business segment and does not have geographically diversified business operations.

3.   Prior  Period  Adjustments
     --------------------------

     Effective January 1, 1998, the Company entered into a transaction with Equitable, now the Company's parent, to acquire 58,286 tons of zeolite inventory. The Company's acquisition of the zeolite inventory ultimately resulted in Equitable's ownership of the Company. The zeolite inventory should have been recorded based upon the fair value of the consideration that the Company gave and the only reliable measure of value for the acquisition is the $200,000 note payable that the Company issued. The original value assigned to the acquisition was $10,200,000, based upon the sales price stated in the sale contract and an appraisal that did not properly address the size of the market or quality of the zeolite. The sales contract for the zeolite inventory included a provision for the Company to issue classes of stock not provided for in the Company's articles of incorporation. Further, at the time of the transaction, the Company was an essentially inactive corporation with only minimal value associated with its stock, indicating that the value assigned to the zeolite represented an error at the time the 1998 unaudited financial statements were prepared.

     During 1998 the Company also recorded an investment in an affiliate at a value in excess of the current fair value of the investment. The investment in the affiliate was acquired in exchange for an option to purchase one of the Company's subsidiaries.

     Finally, the Company made cut-off errors that resulted in the recognition of certain expenses in improper accounting periods.

     The impact of correcting these errors in application of generally accepted accounting principles on the financial statements as of and for the year ended December 31, 1998 is as follows:

          Decrease in non-current assets                   $(10,409,860)

          Decrease in current liabilities                  $    184,833

          Decrease in non-current liabilities              $    200,000

          Decrease in Series A preferred stock             $  5,800,000

          Decrease in common stock and additional paid-in
            capital                                        $  4,137,099

          Increase in accumulated deficit and losses
            incurred during the development stage          $     87,928

          Increase in net loss                             $    489,761


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   __________


4.   Option  Transaction  with  AZ  Capital,  Inc.  ("AZ  Capital")
     --------------------------------------------------------------

     Effective January 1, 1998, the Company entered into an agreement with AZ Capital under which Unicorp granted AZ Capital an option to acquire one of its wholly-owned subsidiaries, Whitsitt Oil Company, Inc. (now Marcap International, Inc.). The option, which was never exercised, was provided in exchange for 596,469 shares of AZ Capital's common shares. At the date of the option, AZ Capital was a dormant subsidiary of Equitable and had no assets or liabilities. Accordingly, the option was not valued in the Company's financial statements. Equitable became the Company's parent in a separate transaction on March 1, 1998 (See Note 9).


5.   Note  Payable  to  the  Parent
     ------------------------------

     The note payable to the Parent is an unsecured promissory note originally bearing interest at 6% per year and due April 15, 1998. The Company did not repay the note at maturity and the interest rate increased to 12% per year. This note originated in connection with the Zeolite Purchase (See Note 9).

6.   Income  Taxes
     -------------

     The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1998 are as follows:

          Net operating loss carryforward  $ 976,000
                                           ----------

          Total gross deferred tax assets    976,000

          Less valuation allowance          (976,000)
                                           ----------

          Net deferred tax assets          $       -
                                           ==========


     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                       1998        1997
                                     ----------  -----------
                                                 Percentage           Percentage
                                                 of Pre-Tax           of Pre-Tax
                                      Amount        Loss      Amount     Loss
          -------------------------  ----------  -----------  ------  ----------
          Benefit for income tax at
            federal statutory rate   $ 122,250         34.0%  $    -          -%

          Non-deductible expenses      (83,734)       (23.3)       -          -

          Increase in valuation
            allowance                  (38,515)       (10.7)       -          -
                                     ----------  -----------  ------  ----------

            Total                    $       -            -%  $    -          -%
                                     ==========  ===========  ======  ==========


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   __________


6.   Income  Taxes,  continued
     -------------------------

     As of December 31, 1998, for U.S. federal income tax reporting purposes, the Company has approximately $2,870,000 of unused net operating losses ("NOL's") available for carryforward to future years. The benefit from carryforward of such NOL's will expire during the years ended December 31, 2001 to 2018. Because the Company's 1998 transaction with Equitable for purchase of Zeolite resulted in more than a 50 percent change in shareholder ownership percentages, the provisions of Section 382 of the Internal Revenue Code severely limit the Company's ability to utilize its NOL carryforwards to reduce future taxable income and tax liabilities.
     Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on the above limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain.

7.   Stockholders'  Equity
     ---------------------

     During the year ended December 31, 1998 and subsequent to that date, the Company adopted various changes to its capital structure. Effective January 20, 1998, the Company's board of directors declared a 273 to 1 reverse stock split and effective February 11, 1999, the Company's board of directors declared a 5 for 1 reverse stock split. The reverse stock splits have been reflected in these financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts have been restated to reflect these stock splits on a retroactive basis.

8.   Recapitalization
     ----------------

     On December 31, 1997, the Company entered into an agreement with the Laissez-Faire Group, Inc. ("Laissez-Faire") and its sole stockholder, L. Mychal Jefferson II, under which the Company agreed to acquire 100% of the outstanding common stock of Laissez-Faire in exchange for 188,000 shares or 94% of the Company's outstanding common stock. This transaction was actually a recapitalization of the Company by Laissez-Faire, a newly formed corporation with no assets, liabilities or operating history. Laissez-Faire, as the acquirer, gave up no significant assets to complete the acquisition and the Company remained a shell corporation with no significant assets, liabilities or operations after the acquisition. The Company, at the time of the Laissez-Faire agreement, believed that Mr. Jefferson would bring business opportunities to the Company that would allow for significant growth and positive returns for stockholders. However, business opportunities and improvements in stockholder value never materialized.

9.   Zeolite  Inventory  Purchase
     ----------------------------

     On March 1, 1998, the Company entered into a transaction (the "Zeolite Purchase") for purchase of 58,286 tons of zeolite inventory from Equitable. The purchase and sale agreement was altered at various dates to reflect changes arising from litigation and from mutual agreements between the Company and Equitable. The Zeolite Purchase ultimately resulted in the acquisition of the Company by Equitable because Equitable stockholders emerged from the Transaction with approximately 95% ownership of the Company.

     Following is an analysis of the progression of events and circumstances underlying the Zeolite Purchase, a transaction that ultimately led to Equitable's ownership of the Company:


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   __________


9.   Zeolite  Inventory  Purchase,  continued
     ----------------------------------------

     - On March 1, 1998 the Company agreed to acquire 58,286 tons of zeolite inventory, FOB mine site, in exchange for a $200,000 promissory note, 420,000 shares of the Company's Class A common stock and 58,000 shares of the Company's Series A preferred stock. The Zeolite Purchase has been reflected in the accompanying financial statements at a cost of $200,000, based on the value of the promissory note. The promissory note was deemed to be the only item of reliable value exchanged in the transaction because at the time of the Zeolite Purchase, the Company was a shell corporation with no significant assets, liabilities or operations.

     - When the Zeolite Purchase was negotiated, the Company was not authorized to issue preferred stock or multiple classes of common stock. This issue, coupled with the fact that the Company was unable to repay the $200,000 promissory upon maturity, resulted in litigation being filed against the Company by Equitable.

     - On March 1, 1999, Equitable was awarded 9,500,000 shares of the Company's Class A common stock and 9,500,000 shares of the Company's Class B common stock in final settlement of the Zeolite Purchase, including the $200,000 promissory note. The Company incurred legal fees of $33,678 in the litigation surrounding the Zeolite Purchase and those fees are reflected in the accompanying statement of operations for the year ended December 31, 1999.

     - At December 31, 1999, the zeolite inventory acquired in the Zeolite Purchase was written down to zero because the Company's planned usage of the mineral was abandoned and because management felt that it was not readily salable and did not fit into the Company's future plans. The impairment of the value of the zeolite is reflected as a $200,000 write-down of assets to estimated net realizable in the accompanying statement of operations for the year ended December 31, 1999

     - The March 1, 1999 final settlement of the Zeolite Purchase presented further problems for the Company because the Company was still not authorized to issue multiple classes of common stock.

     - The Company issued 9,500,000 shares of common stock to Equitable on March 9, 2000 and the accompanying financial statements show the $200,000 promissory note and related accrued interest of $46,500 being converted to equity at that date.

     - The 9,500,000 shares of common stock issue to settle the Zeolite Purchase was far less than the 19,000,000 shares ( 9,500,000 shares of Class A common stock and 9,500,000 shares of Class B common stock) called for in the final settlement; however, Equitable's ownership interest in the Company exceeded 95% at December 31, 2000. Accordingly, subsequent to December 31, 2000, Equitable agreed that the 9,500,000 shares of common stock that it had already received to settle the Zeolite Purchase represented full and final settlement and that no additional issuance of shares was required.


10.   Going  Concern  Considerations
      ------------------------------

     Since its emergence as a development stage enterprise, the Company has not generated any revenue and is dependent on debt and equity infusions from the Parent or outside sources to sustain its operations. As shown in the accompanying financial statements, for the year ended December 31, 1998, the Company incurred a net loss of $(359,560) and had negative cash flows from operations of $(87,900). At December 31, 1998 the Company had an accumulated deficits of $(3,103,754), losses accumulated during the development stage of $(359,560) and negative working capital of $(233,500). These factors raise substantial doubt about the Company's ability to continue as a going concern.


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   __________


10.  Going  Concern  Considerations,  continued
     ------------------------------------------

     In order to address its liquidity situation, management has decided that it will attempt to sell majority interests in certain of its subsidiaries, while retaining a minority interest.

     There can be no assurances that the Company can raise adequate cash to continue funding its operations or that qualified buyers for its subsidiaries can be found. There can also be no assurances that the Company can attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

     1. The Company's ability to obtain adequate sources of funding to continue its present business plan.

     2. The ability of the Company to sell its subsidiaries to viable businesses while retaining a minority interest.

     3. The ability of the Company to ultimately achieve adequate profitability and positive cash flows to sustain its operations.

11.  Subsequent  Events
     ------------------

     At December 31, 1999, the Company's zeolite inventory was written-down to a zero value because the Company's plans no longer involved use of the zeolite and because management felt and continues to feel that there is no current market for its sale.

     On March 6, 2000, the Company's board of directors adopted amendments to the Company's articles of incorporation that increased its outstanding shares from 50,000,000 shares having a par value of $0.01 per share to 300,000,000 shares having a par value of $0.0001 per share. The amendments also provided for multiple classes of common stock and serial preferred stock. These amendments were never presented to the stockholders for approval and have not been given effect in these financial statements.

     On March 23, 2001, the Company entered into an agreement with the TNOG, the Parent, and Opportunity Acquisition Company ("Opportunity") under which the Company agreed to merge TNOG with Opportunity in a transaction (the "Transaction") that will be treated as a recapitalization of Opportunity. Under the Transaction, the parties agreed to the following:

     - The Company will "spin-off" TNOG to its stockholders and promptly thereafter the Company and TNOG will register the TNOG's common stock on Form 10-SB in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     - Following the completion of the spin-off and effective registration of the TNOG's common stock, Opportunity will merge (the "Merger") with the TNOG through the exchange of 5% of its common stock for 100% of the TNOG's common stock.

     - Opportunity, in connection with the Information Statement and as part of the Merger, will prepare a registration statement on Form S-4 under the Securities Act of 1933 to register the Opportunity common stock received by the Company's stockholders.

     - If the Company, the Parent and TNOG comply with all requirements of the Transaction, Opportunity will pay up to $75,000 of the costs of the Transaction through cancellation of a $75,000 promissory note that was originated as part of the Transaction.

     - The Company and TNOG will prepare and send to the Company's stockholders an information statement (the "Information Statement") required by the Exchange Act in connection with obtaining approval for the Merger.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Alvin L. Dahl & Associates, P.C., Certified Public Accountants, of Dallas, Texas, audited our financial statements for the fiscal year ended December 31, 1997 (which accompanied its Form 10-KSB Annual Report for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on or about March 6, 1998; and Amendment No. 1 filed on or about March 24, 1998). In 1992, the Company had ceased active operations and did not conduct operations through December 31, 1997 and has not conducted operations through the date of this report. Alvin L. Dahl & Associates, P.C. merged with Turner Stone & Company of Dallas, Texas. We were not able to enter into a letter of engagement with Turner Stone & Company to audit our financial statements for subsequent fiscal years. Therefore, we decided not to retain Alvin L. Dahl & Associates, P.C. to audit the Company's financial statements for the fiscal years ended December 31, 1998, 1999 and 2000 primarily because of the relocation of the Company's principal offices to Houston, Texas and the convenience of engaging a local firm to conduct the audits. The decision to change accountants was made by the Board of Directors.

On March 30, 2001, Registrant engaged the accounting firm of Ham, Langston & Brezina, L.L.P., Houston, Texas as independent accountants for Registrant for the fiscal years ending December 31, 1998, 1999, and 2000.

We  had  no  disagreements  with  Alvin  L.  Dahl  &  Associates,  P.C.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The directors and executive officers currently serving the Company are as follows:

NAME                    AGE  POSITION                        POSITION HELD SINCE
----------------------  ---  ------------------------------  -------------------
L. Mychal Jefferson II   29  Sole Director, CEO, President,  January, 1998
                             CFO and Secretary

The director named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to our affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical  Information

L. Mychal Jefferson II has served as our president since January 20, 1998 when he acquired 94 percent of our common stock in exchange for 100% of the issued and outstanding common stock of The Laissez-Faire Group, Inc., a Texas corporation ("Laissez-Faire"). He has served as President of Laissez-Faire since its founding in 1997. Mr. Jefferson is widely engaged in professional and civic activities, including Chairman of the President's Advisory Board of the Houston Development Council. Mr. Jefferson began his career with Monmouth Investments, a regional investment banking firm. Thereafter, he managed portfolios of major institutions and high net worth individuals at Oppenheimer & Co. Mr. Jefferson attended the University of Southern Mississippi and the University of South Florida, majoring in finance.

Our officers and directors may establish additional blind pool or blank check companies in the future. These blank check companies will be in competition with us for prospective companies to acquire.

Compliance  With  Section  16(a)  of  the  Exchange  Act.

In the years prior to December 31, 1997, various officers and directors have failed to comply with Section 16(a) of the Exchange Act upon becoming an executive officer and/or director. Although L. Mychal Jefferson II filed Form 13D to report his acquisition of 94% of our outstanding common stock, he failed to file a Form 3 upon becoming an executive officer and director. Subsequently, we believe all of our officers and directors have complied with Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE  COMPENSATION.

No officer or director received any remuneration from us during the fiscal year. Until we acquire additional capital, it is not intended that any officer or director will receive compensation from us other than reimbursement for out-of-pocket expenses incurred on our behalf. See "Certain Relationships and Related Transactions." We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of our most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of our outstanding Common Stock. Also included are the shares held by all executive officers and directors as a group.

          Beneficial Owner                   Number     Percent (1)
          ------------------------------  ------------  -----------
          Equitable Assets Incorporated
          35 Barracks Road
          3rd Floor
          Belize City, Belize C.A.        9,500,000(2)        97.3%

          L. Mychal Jefferson II (3)          188,000         70.5%

          All officers and directors
           as a group (1 person)              188,000         70.5%

     (1) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the Common Stock outstanding as of February 11, 1999. The 9,500,000 shares of common stock issuable to Equitable Assets Incorporated("EAI"), a Belize corporation, as of March 1, 1998, which are not outstanding as of February 11, 1999 are deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

     (2) Includes 9,500,000 shares of common stock issuable to Equitable Assets Incorporated("EAI"), a Belize corporation, as of March 1, 1998 but which were not issued until 2001. EAI is one hundred percent (100%) owned by the First Madison Trust("FMT"), a Belize personal trust. The settlor and beneficiary of the trust is John Avilez, a Belize citizen, who is now deceased. Mr. Avilez died on April 4, 2000. Mr. Avilez's estate is now the beneficiary of FMT. Mr. Avilez was a lawyer in Belize.

     (3)  The  person  listed is an officer, a director, or both, of the Company

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Indemnification  of  Officers  and  Directors

Our Articles of Incorporation and Bylaws provide for indemnification of officers, directors or controlling persons if they are successful on the merits or acted in good faith. The General Corporation Law of the State of Nevada (NRS 78.7502) provides that, "to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceedingor in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorney's fees, actually and reasonably incurred by him in connection with the defense."

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion  of  Liability

Nevada Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

Conflicts  of  Interest

None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

Our sole officer and director may become an officer, director, or both of several other development-stage corporation in the same business as the Company. These companies may be in direct competition with us for available opportunities.

Our management and other principal shareholders intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Our management acquired his 188,000 shares in the recapitalization by Laissez-Faire Group, Inc. Laissez-Faire, as the acquiror, gave up no significant assets to complete the acquisition which resulted in no change in value of the Company. Equitable acquired its 9,500,000 issuable shares in exchange for shares valued at $95,000, or $.001 per share. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors or affiliates which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to our officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other shareholders. In making any such sale, our officers, directors and affiliates may consider their own personal pecuniary benefit rather than our best interests and our other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of our management.

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  List  of  Documents  Filed  with  this  Report.

          (1)  Consolidated  Financial  Statements, UNICORP, Inc. and
               subsidiary companies:                                           Page
                    Report of Ham, Langston & Brezina, LLC, independent           1
                    certified public accountants, dated August 20, 2001

                    Report of Alvin L. Dahl & associates, P.C., independent       2
                    certified public accountants, dated January 28, 1998

                    Consolidated Balance Sheet as of December 31, 1998            3

                    Consolidated Statements of Operations for the years ended     4
                    December 31, 1998 and 1997

                    Consolidated Statements of Stockholder's Equity (Deficit)     5
                    for the years ended December 31, 1998 and 1997

                    Consolidated Statements of Cash Flows for the years ended     6
                    December 31, 1998 and 1997

                    Notes to Consolidated Financial Statements                 7-11

All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

(b)  The  Exhibits  listed  below  are  filed  as  part  of  this Annual Report.

          EXHIBIT
          NUMBER    DESCRIPTION
          --------  -----------

               3(a)* Articles of Incorporation of Texoil, Inc. filed on May 8, 1981 with the Secretary of State of Nevada, described in the Registration Statement on Form S-2 of the Registrant effective October 13, 1981, Commission File No. 2-73389.

               3(b)* Certificate of Amendment to Articles of Incorporation of Texoil, Inc. filed on October 10, 1989 with the Secretary of State of Nevada, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998, Commission File No. 2- 73389.

               3(c)* Bylaws, as Amended January 20, 1998, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998, Commission File No. 2-73389.

               10.1* Agreement and Plan of Reorganization dated December 15, 1997 by and between UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal
                         Jefferson II in The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock, described in Exhibit "1" to Form 8-K for the Registrant dated dated February 13, 1998 and filed February 18, 1998.

               10.2* Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between UNICORP, Inc. and Equitable Assets Incorporated with respect to purchase of 58,285.71 tons of Zeolite, described in Exhibit "1" to Form 8-K for the Registrant dated March 1, 1998 and filed April 9, 1998.

               10.3* Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of January 1, 1998 by and between UNICORP, Inc. and AZ Capital, Inc., described in Exhibit "2" to Form 8-K for the Registrant dated March 1, 1998 and filed April 9, 1998.

               21        Subsidiaries  of  the  Registrant.

               23.1      Consent  of  Alvin  L.  Dahl  &  Associates,  P.C.

               27        Financial  Data  Schedule

          *    incorporated  by  reference.

(c) Reports on Form 8-K filed by the Company during the last quarter of its fiscal year ending December 31, 1998:

     (1)  NONE

                                    SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


UNICORP,  INC.


By:   /S/  Louis G. Mehr
      Louis G. Mehr, President

Date: December 18, 2001