Form 10KSB/A
period 1999-12-31
UNICORP INC /NEW
filed 2001-12-20
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                FORM 10-KSB / A-1

                                (Amendment No. 1)


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

                        Commission File Number:  2-73389


                                  UNICORP, INC.


              NEVADA                                  75-1764386
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


                            One Riverway, Suite 1700
                               Houston, Texas77056
                            Telephone: (713) 961-2696


Securities registered under Section 12(g) of the Act:     Common Stock, $.01 par
                                                          value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State  issuer's  revenues  for  its  most  recent  fiscal  year.    $  0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting common stock held by non-affiliates on December 31, 1999, based upon average bid and asked price of the common stock as reported by the National Quotation Bureau, Inc. for such date, was approximately $32,750.

The number of shares outstanding of each of issuer's classes of common equity, as of December 31, 1999 is 4,086,020 shares of $.01par value voting common stock.

NOTE: Unless otherwise indicated, hereafter all references to common shares give effect to a 273 to 1 reverse split effective January 20, 1998 and a 5 to1 reverse split effective February 11, 1999.

This amendment is filed to correct certain deficiencies in our original Form 10-KSB for the fiscal year ending December 31, 1999 filed with the SEC on April 24, 2000. These deficiencies are primarily related to (1) the use of unaudited financial statements which did not meet the requirements of Regulation S-B, Item 310; (2) errors in accounting for the value of a Zeolite mineral purchase as reported in our unaudited financial statements; (3) our failure to provide the disclosures required by Industry Guide 7 (b) and to provide the impairment analysis required under SFAS 121with respect to the Zeolite mineral purchase; and (4) our failure to provide the disclosures required under APB 118 or SFAS 115 with respect to our investment in AZ Capital, Inc.


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

We have been delinquent in filing our required periodic reports with the Securities Exchange Commission (SEC). We have filed Form 10-KSB annual reports for our 1998 and 1999 fiscal years containing unaudited financial statements (collectively the "Unaudited Annual Financials") and filed no form 10-KSB annual report for our 2000 fiscal year and are now seeking to correct these and other filing delinquencies. The Unaudited Annual Financials included in the original1999 10KSB and original1998 10KSB should not be relied upon by any person as a basis for considering a purchase of our common stock. The Unaudited Annual Financials are not a reliable basis for considering a purchase of our securities. No person who may be considering purchasing any of the Company's securities should rely upon the Unaudited Annual Financials included in our 1999 10KSB and 1998 10KSB in making a decision to purchase our securities. Further, because our quarterly filings for the interim periods December 31, 1998 and thereafter ("10QSB Filings") include unreviewed financial statements (collectively the "Unreviewed Quarterly Financials") that are based upon the Unaudited Annual Financials contained in our 1999 10KSB and 1998 10KSB, no person who may be considering purchasing any security of Unicorp should rely upon the Unreviewed Quarterly Financials included in our 10QSB Filings in making a decision to purchase our securities. We last included Unreviewed Quarterly Financials in our Form 10-QSB for the quarter ended September 30, 2000 which was filed on November 24, 2000. We believe that investors may rely upon the audited financial statements included in this report and the reviewed quarterly financials based upon those audited financial statements to be included in our amended quarterly filings for the interim periods December 31, 1998 and thereafter to be filed as soon as practical after the filing of this report and in our quarterly filings for periods after September 30, 2000.

As a result of the failures to file these reports investors in our stock have not had available to them financial and other information which would be necessary for informed investment decisions. Although as a consequence of our deficient and late filings of periodic reports investors did not have available to them full financial and other information concerning the Company, we do not believe such failures will result in claims against us since we did not sell stock to investors and there was limited active trading market for our stock during this delinquency. Recently the SEC has written a letter to us regarding the inadequacies of our filings and our failure to file. It has also requested us to provide information and documents. We cannot say at this point what if any actions the SEC may take against us. Any action taken by the SEC could have an adverse impact on us and our business plan.

Our auditors have determined that the Unaudited Annual Financials contain three major errors:

1.   Zeolite  Transaction.

     The Unaudited Annual Financials and the Unreviewed Quarterly Financials include as a Balance Sheet asset item a Mineral Interest valued at $10,200,000. Effective January 1, 1998, we entered into a transaction with Equitable Assets Incorporated, a Belize corporation ("Equitable"), now the Company's parent, to acquire 58,286 tons of zeolite inventory. Our acquisition of the zeolite inventory ultimately resulted in Equitable's ownership of the Company. The zeolite inventory should have been recorded based upon the fair value of the consideration that we gave for it and the only reliable measure of value for the acquisition is the $200,000 note payable that we issued. The original value assigned to the acquisition was $10,200,000, based upon the sales price stated in the sale contract and an appraisal that did not properly address the size of the market or quality of the zeolite. The sales contract for the zeolite inventory included a provision for us to issue classes of stock not provided for in our articles of incorporation. Further, at the time of the transaction, we were essentially an inactive corporation with only minimal value associated with our stock, indicating that the value assigned to the zeolite represented an error at the time the 1998 unaudited financial statements were prepared.

     The zeolite acquired in the Transaction is recorded in our audited financial statements at $200,000 based on the value of the promissory note payable.

     As a result of these changes we have experienced a reduction in our Balance Sheet Assets of $10,000,000 and a corresponding reduction in our Equity of $10,000,000 (as reflected in the Unaudited Annual Financials and the Unreviewed Quarterly Financials).

     At December 31, 1999, our zeolite inventory was written-down to a zero value because our plans no longer involved use of the zeolite and because management feels that there is no current market for its sale.

2.   AZ  Capital  Transaction.

     We recorded an investment in AZ Capital that was 100% owned by Equitable and acquired by us in a stock for stock transaction at a value in excess of the value at which it was carried by Equitable.

     Effective January 1, 1998, we entered into an agreement with AZ Capital under which we granted AZ Capital an option to acquire one of our wholly-owned subsidiaries, Whitsitt Oil Company, Inc. (now Marcap International, Inc.). The option, which was never exercised, was granted in exchange for 596,469 shares of AZ Capital's common shares. The Unaudited Annual Financials and the Unreviewed Quarterly Financials include as a Balance Sheet asset item an investment in AZ Capital, Inc. in the amount of $409,860 and a revenue item of $409,860 recognized in 1998 on the transaction. At the date of the option, AZ Capital was a dormant subsidiary of Equitable and had no assets or liabilities. Accordingly, the option was not valued in our audited financial statements.

     As a result of these changes we have experienced a reduction in our Balance Sheet Assets of $409,860 and a corresponding reduction in our Equity (as reflected in the Unaudited Annual Financials and the Unreviewed Quarterly Financials).

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

On December 31, 1997, Unicorp acquired 100% of The Laissez-Faire Group, Inc., an inactive Texas corporation that has never conducted any business operations, in a share exchange. On March 1, 1998, we received approximately 8.7% of the outstanding common stock of AZ Capital, Inc., an inactive Texas corporation that has never conducted any business operations, in consideration for the granting of an Option Agreement to AZ Capital, Inc. for the purchase of Marcap International, Inc.

Unicorp's activities since 1992 have consisted primarily of maintaining its corporate status and that of its subsidiaries. We have not conducted any commercial operations since 1992. We have no full-time employees and own no real estate.

Management expected to change our business focus to a petroleum refining and distribution business. We anticipated that through an affiliated business, we could achieve certain purchasing and marketing advantages in purchases of raw crude and the sale of refined petroleum products to governmental agencies.
Management was not successful in achieving the foregoing business strategy. As of the end of 1997, we had examined nine potential acquisition candidates, including two refineries. Of these, a letter of intent was signed with Sellers
Petroleum Products, Inc. ("Sellers") of Yuma, Arizona, one of the largest distributors of wholesale petroleum products in the Yuma, Arizona and El Centro, California regions. However we were unable to raise the necessary capital through an equity or debt financing and abandoned all further negotiations with respect to these potential acquisitions in 1998.

The  Auto  AxzptCom,  Inc.  Transaction

On March 1, 1999, we executed an Agreement and Plan of Reorganization (the "Agreement") with R. Noel Rodriguez ("Rodriguez"), President, and the shareholders of The Auto AxzptCom, Inc., a Texas corporation in formation ("Auto Axzpt.com"), whereby we, in a tax-free exchange, agreed to acquire all of the outstanding shares of the capital stock of Auto Axzpt.com in exchange for 3,600,000shares of our common stock. The Agreement closed on March 1, 1999.

In furtherance of the Agreement, on February 11, 1999 our Board of Directors voted to change its name to Auto Axzpt.com, Inc.; L. Mychal Jefferson II resigned as our sole director and executive officer and R. Noel Rodriquez, Michael D. Bernick, and Scott H. Swain were elected as directors and executive officers; we issued approximately 34,310 shares of our common stock to persons affiliated with Auto Axzpt.com; and our trading symbol was changed to "AXPT" in connection with the purported name change to "AUTO AXZPT.COM, INC." A vote of the stockholders was necessary to implement the name change. The Agreement was predicated among other things upon the incorporation and good standing of Auto Axzpt.com; the effectiveness and closing of a public offering of stock by Auto
Axzpt.com; and the active commencement of business by Auto Axzpt.com. None of those conditions were fulfilled and our management was not aware that Auto Axzpt.com was not a legally established corporation at the time of closing. Further, the name change contemplated by the Agreement required an amendment to our articles of incorporation which was never submitted to our shareholders for approval as required by Nevada statute.

Beacause of these problems, management determined that the the Auto Axzpt.Com, Inc. transaction never became effective and the transaction has subsequently been determined to have been abandoned by all parties . Except for the 34,310 shares of common stock issued to persons affiliated with Auto Axzpt.com, for actual value received all other shares issued for that transaction have been reversed and canceled in June 2001. On or about February 17, 2000 our trading symbol was restored to "UNIC".

Change in Control of Management - Resignation of Officers and Directors

On March 1, 1999, in connection with the Auto AxzptCom, Inc. Transaction L. Mychal Jefferson II resigned as our sole director and executive officer and R. Noel Rodriquez, Michael D. Bernick, and Scott H. Swain were elected as directors and executive officers.

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

During the year ended December 31, 1998 and subsequent to that date, we adopted various changes to our capital structure. Effective January 20, 1998, our board of directors effected a 273 to I reverse stock split and effective February 11, 1999, our board of directors effected a 5 for 1 reverse stock split. No fractional shares were issued or cash paid in lieu of fractional shares, with all shares received as a result of the reverse split rounded up to nearest whole share. No vote of the stockholders was necessary to implement the change. The stock splits have been given effect for all purposes and discussions herein.

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

At of the end of our fiscal year ending December 31, 1999, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

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

     2. Need For Additional Financing. Need For Additional Financing. Currently, we have no revenue to cover our ongoing SEC compliance expenses and our general operating costs. Therefore, our audited financial statements include an auditor's report containing a statement regarding an uncertainty about our ability to continue as a going concern. Our ability to continue our existence is dependent on the willingness and ability of Equitable Assets Incorporated, our majority shareholder, to continue funding our operations and our ability to obtain additional sources of financing. As of the date of this report, we believe that our relationship with Equitable is stable and we have no reason to doubt the willingness of that entity to continue providing additional funding. However, if Equitable discontinues funding our operations and we are unable to obtain alternative financing when needed on acceptable terms, if at all, we may be unable to continue our operations.

          We have very limited funds, and such funds may not be adequate to take advantage of any available business opportunities for us to effect a business combination. Even if our funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, we may not have enough capital to exploit the opportunity. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with its modest capital.

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

ITEM  3.     LEGAL  PROCEEDINGS.

On April 21, 1998 Equitable Assets Incorporated demanded payment of the $200,000 note dated March 1, 1998 bearing (6%) interest per annum that we delivered in connection with our purchase of the Zeolite. On August 31, 1998 EAI filed suit for $222,676.18 (representing principal and accrued interest due), attorney fees, and court costs in the 190th Judicial District Court, Houston, Harris County, Texas, cause number 98-42800. EAI secured a default judgment against us in the amount of $222,676.76 on May 25, 1999. Subsequently we entered into a settlement agreement with EAI effective March 25, 2000 pursuant to which we agreed to deliver 9,500,000 shares of common stock in complete settlement of all disputes and litigation arising from the Transaction, and EAI released all claims for equity due and its money judgment against the Company.

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

Except as noted above, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year which ended December 31, 1999.

                                     PART II

ITEM  5.          MARKET  FOR  COMMON  EQUITY  AND  RELATED STOCKHOLDER MATTERS.

As of December 31, 1999 we had 4,086,020 shares of common stock issued and outstanding, including 3,600,000 shares issued in connection with the Auto Axzpt.com transaction that were subsequently canceled in 2001. Our shares traded under the symbol "UNIC" until on or about February 11, 1999. At that time the symbol was changed to "AXPT" in connection with a purported name change to "AUTO AXZPT.COM, INC." ON OR ABOUT FEBRUARY 17, 2000 THE TRADING SYMBOL WAS RESTORED TO "UNIC". During the fiscal year ending December 31,1998 and until May 4, 2000 our common stock traded on the OTC Bulletin Board ("OTCBB") of the National Association of Securities Dealers, Inc. (the "NASD"). Our common stock was delisted from the OTCBB as of May 4, 2000 because of our failure to meet the eligibility requirements for quotation. Pursuant to the OTC Bulletin Board
Eligibility Rule, adopted after December 31, 1998, OTCBB issuers must be registered with the SEC under Section 13 or 15(d) of the Securities and Exchange Act of 1934 ("Exchange Act") and be current in their required filings. During our fiscal year ending December 31, 1999, our common stock was registered under the Exchange Act so as to be OTCBB eligible. To remain current, we are required to have filed our latest required annual filing and any subsequent quarterly filings. Under the phase-in of the OTCBB Eligibility Rule, if we were not compliant with the filing requirement and/or the NASD had not received notification to that effect, on or before May 3, 2000, our securities were no longer eligible for quotation on the OTCBB as of market open on May 4, 2000. Because our Forms 10-KSB for the fiscal years ending December 31, 1998 and 1999 contained unaudited financial statements, we were considered out of compliance and were notified that our common stock would be listed for deletion on the Daily List of April 28, 2000 with removal to be effective at market-open on Thursday, May 4, 2000. Because we were not in compliance we requested deletion prior to our removal date. Subsequently and through the date of filing this amended report, our common stock has been quoted and traded on the stock market known as "the Pink Sheets" (www.pinksheets.com). The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. These market quotations represent inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                 COMMON STOCK
                                  BID PRICE

                   CALENDAR YEAR 1998    Low     High

                   First Quarter       $0.005  $ 3.00

                   Second Quarter      $0.375  $2.625

                   Third Quarter       $0.125  $ 1.50

                   Fourth Quarter      $0.070  $0.125

                   CALENDAR YEAR 1999

                   First Quarter       $1.250  $4.250

                   Second Quarter      $1.250  $4.500

                   Third Quarter       $0.125  $2.250

                   Fourth Quarter      $0.250  $0.125


As of December 31, 1999, we were was authorized to issue 50,000,000 shares of the Common Stock, of which there were issued and outstanding 4,086,020 shares giving effect to: (a) a 273 to 1 reverse split effective January 20, 1998; (b) a 5 to1 reverse split effective February 11, 1999; and (c) 3,600,000 shares issued in connection with the Auto Axzpt.com Transaction that were subsequently canceled in 2001. Our securities are currently held of record by a total of approximately 995 persons.

No dividends have been declared or paid on our securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

During the period covered by this report our transfer agent and stock registrar was American Stock Transfer, 59 Maiden Lane, Plaza Level, New York, NY 10038. At the time of the filing of this amended report our transfer agent and stock registrar is ATLAS STOCK TRANSFER CORPORATION. THE ADDRESS AND TELEPHONE NUMBER OF THE DIVIDEND AGENT IS 5899 SOUTH STATE STREET, SALT LAKE CITY, UTAH 84107,
(801)  266-7151.

During the fiscal year ended December 31, 1998 we sold 17,580 shares of our common stock with aggregate gross proceeds of $87,900 to a total of less than 10 investors in reliance upon exemptions from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder. The net proceeds from the sale of the common stock was used for general corporate purposes and working capital. The sales were effected directly by us without a placement agent.

In June 1998 we issued 188,000 shares of common stock to L. Mychal Jefferson II in recapitalization by Laissez-Faire Group, Inc. in reliance upon exemptions from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder. We received 100% of the issued and outstanding shares of Laissez-Faire in exchange for the issue.

During the fiscal year ended December 31, 1999 we issued 34,310 shares of our common stock for non-cash consideration in connection with the Auto Axzpt.com Transaction to a total of less than 10 persons in reliance upon exemptions from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder. No cash proceeds were realized from the distribution of the common stock.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

We remain in the development stage. For the fiscal year ending December 31, 1999, we have received no net cash proceeds from any source. We issued shares for services valued at $185,000 primarily to pay administrative and accounting expenses and have recorded the full value of the stock issued for services as a general and administrative expense. At December 31, 1999 we wrote down the value of our zeolite previously carried at $295,000 to a zero value because the Company's plans no longer involved use of the zeolite and because management feels that there is no current market for its sale. Consequently, the Company's balance sheet for the fiscal year ended December 31, 1999, reflects a current asset value of $0, current liabilities of $265,000 representing accounts payable and accrued liabilities of $65,000 and note payable of $200,000, and a deficit of $3,103,754 all of which was accumulated prior to the fiscal year ending December 31, 1999.

Results  of  Operations

During the period from January 1, 1999 through December 31, 1999, we engaged in no significant operations and incurred liabilities of $31,500 with respect to organizational activities, acquisition of capital, compliance with our periodical reporting requirements under the Securities Exchange Act of 1934, as amended, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by us during this period.

For the fiscal year ending December 31, 2000, we anticipate incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
                FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT
                  STAGE, JANUARY 1, 1998, TO DECEMBER 31, 1999

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________


                                                                   PAGE(S)
                                                                   -------
REPORT OF INDEPENDENT ACCOUNTANTS                                    1

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999                   2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
  ENDED DECEMBER 31, 1999 AND 1998, AND FOR THE PERIOD
  FROM INCEPTION OF THE DEVELOPMENT STAGE, JANUARY 1,
  1998, TO DECEMBER 31, 1999                                         3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE
  YEARS ENDED DECEMBER 31, 1999 AND 1998, AND FOR THE
  PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
  JANUARY 1, 1998, TO DECEMBER 31, 1999                              4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
  ENDED DECEMBER 31, 1999 AND 1998, AND FOR THE PERIOD
  FROM INCEPTION OF THE DEVELOPMENT STAGE, JANUARY 1,
  1998, TO DECEMBER 31, 1999                                         5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          6-13

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board  of  Directors  and  Stockholders
Unicorp,  Inc.


We have audited the accompanying consolidated balance sheet of Unicorp, Inc. (a corporation in the development stage) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years in the period then ended, and for the period from inception of the development stage, January 1, 1998, to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unicorp, Inc., and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the two years in the period then ended, and for the period from inception of the development stage, January 1, 1998, to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company is a development stage enterprise, has suffered recurring losses from operations and has a significant accumulated deficit and losses accumulated during the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in
Note 11. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed further in Note 3, the accompanying financial statements for the years ended December 31, 1999 and 1998 have been restated.



                                        /s/ Ham, Langston & Brezina, L.L.P.

Houston,  Texas
October  21,  2001

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                   __________


     ASSETS
     ------
Current assets                                      $         -
Zeolite inventory                                             -
                                                    ------------

    Total assets                                    $         -
                                                    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to the Parent                        $   200,000
  Accounts payable and accrued liabilities               65,000
                                                    ------------

    Total current liabilities                           265,000
                                                    ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.01 par value; 50,000,000
    shares authorized; 4,086,020 shares issued and
    outstanding                                          40,860
  Additional paid-in capital                          3,608,264
  Accumulated deficit                                (3,103,754)
  Losses accumulated during the development stage      (810,370)
                                                    ------------

    Total stockholders' deficit                        (265,000)
                                                    ------------

      Total liabilities and stockholders' deficit   $         -
                                                    ============


    The accompanying notes are an integral part of these consolidated financial statements.
                                       -2-

                                      UNICORP, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        __________

                                                                               INCEPTION  OF
                                                                                DEVELOPMENT
                                                                                 STAGE,
                                                                                JANUARY 1,
                                                YEAR  ENDED  DECEMBER  31,       1998, TO
                                               ----------------------------    DECEMBER  31,
                                                     1999           1998          1999
                                               --------------  --------------  -------------

General and administrative expense             $     193,132   $     341,060   $    534,192

Litigation expenses                                   33,678               -         33,678

Interest expense                                      24,000          18,500         42,500

Loss from write-down of assets to
  estimated net realizable value                     200,000               -        200,000
                                               --------------  --------------  -------------

Net loss                                       $    (450,810)  $    (359,560)  $   (810,370)
                                               ==============  ==============  =============

Basic and dilutive net loss per common share   $       (0.01)  $       (1.94)
                                               ==============  ==============

Weighted average common shares outstanding
  (basic and dilutive)                               448,222         185,316
                                               ==============  ==============


    The accompanying notes are an integral part of these consolidated financial statements.

                                                         UNICORP, INC.
                                           (A CORPORATION IN THE DEVELOPMENT STAGE)
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                                          __________


                                                                                                          LOSSES
                                                                                                        ACCUMULATED
                                                                            ADDITIONAL                  DURING THE
                                                     COMMON STOCK            PAID-IN      ACCUMULATED   DEVELOPMENT
 .                                                SHARES        AMOUNT        CAPITAL        DEFICIT       STAGE       TOTAL
                                              ------------  ------------  -------------  -------------  -----------  ----------
Balance at December 31, 1997                        11,998  $       120   $  3,096,134   $ (3,103,754)  $        -   $  (7,500)

Common stock issued for services provided
  to the Company                                    49,132          491        245,169              -            -     245,660

Common stock issued for cash                        17,580          176         87,724              -            -      87,900

Common stock issued in recapitalization by
  Laissez-Faire Group, Inc. (See Note 8)           188,000        1,880         (1,880)             -            -           -

Net loss, as restated                                    -            -              -              -     (359,560)   (359,560)
                                              ------------  ------------  -------------  -------------  -----------  ----------

Balance at December 31, 1998, as restated          266,710        2,667      3,427,147     (3,103,754)    (359,560)    (33,500)

Common stock issued for services provided
  to the Company                                   219,310        2,193        217,117              -            -     219,310

Common stock of Auto Azxpt.com issued by
  the Company (See Note 10)                      3,600,000       36,000        (36,000)             -            -           -

Cancellation of Auto Azxpt.com common stock
  based upon unsuccessful closing of the
  transaction (See Note 10)                     (3,600,000      (36,000)        36,000              -            -           -

Net loss, as restated                                    -            -              -              -     (450,810)   (450,810)
                                              ------------  ------------  -------------  -------------  -----------  ----------

Balance at December 31, 1999                     4,086,020  $    40,860   $  3,608,264   $ (3,103,754)  $ (810,370)  $(265,000)
                                              ============  ============  =============  =============  ===========  ==========


    The accompanying notes are an integral part of these consolidated financial statements.

                                      UNICORP, INC.
                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       __________

                                                                              INCEPTION  OF
                                                                               DEVELOPMENT
                                                                                 STAGE,
                                                                               JANUARY  1,
                                                      YEAR ENDED DECEMBER 31,  1998,  TO
                                                      ----------------------  DECEMBER  31,
                                                         1999        1998        1999
                                                      ----------  ----------  -------------
Cash flows from operating activities:
  Net loss                                            $(450,810)  $(359,560)  $   (810,370)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Common stock issued for services                    219,310     245,660        464,970
    Write-down of assets to estimated net realizable
      value                                             200,000           -        200,000
    Increase in accounts payable and accrued
      liabilities                                        31,500      26,000         57,500
                                                      ----------  ----------  -------------

      Net cash required by operating activities               -     (87,900)       (87,900)
                                                      ----------  ----------  -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                          -      87,900         87,900
                                                      ----------  ----------  -------------

      Net cash provided by financing activities               -      87,900         87,900
                                                      ----------  ----------  -------------

Net increase in cash and cash equivalents                     -           -              -

Cash and cash equivalents, beginning of period                -           -              -
                                                      ----------  ----------  -------------

Cash and cash equivalents, end of period              $       -   $       -   $          -
                                                      ==========  ==========  =============



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

          Texas-Nevada Oil & Gas Co., Inc. ("TNOG") - This subsidiary was incorporated in Texas on June 15, 1981, to hold and operate the Company's mineral interests in the State of Texas. (See Note 10)

          Laissez-Faire Group, Inc. ("LFGI") - This subsidiary was incorporated in Texas on August 16, 1996 and acquired by the Company on December 31, 1997. LFGI has not yet engaged in any significant business activities.

          Med-X Systems, Inc. ("Med-X") - This subsidiary was incorporated in Texas on December 21, 1987 to engage in the business of management and processing of medical claims for the medical profession. Med-X was acquired by the Company in 1988; however, the Company liquidated Med-X's assets and exited the medical claims business in 1989.

     The date of inception of the development stage of the Company for purposes of financial reporting is considered to be January 1, 1998, because on or about that date management began planning future activities for the dormant company. Accordingly, in accordance with Statement of Financial Accounting Standards #7, Accounting and Reporting by Development Stage Enterprises,
                     -----------------------------------------------------------
     the accompanying financial statements include cumulative amounts from January 1, 1998, the inception of the development stage.


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

     NET  LOSS  PER  COMMON  SHARE
     -----------------------------

     Basic and dilutive net loss per common share for the years ended December 31, 1999 and 1998 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

     ZEOLITE  INVENTORY
     ------------------

     The Company's zeolite inventory, a mineral/raw material with various industrial uses, is recorded at the lower of cost or estimated net realizable value. Cost has been determined using the first-in, first-out ("FIFO") method.

     INVESTMENT  IN  AZ  CAPITAL,  INC.
     ----------------------------------

     The company has an investment in 596,469 shares or approximately 8.7% of AZ Capital, Inc. The investment has been reported at cost as adjusted to estimated net realizable value and net asset value of $-0-. (See Note 4).

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


3.   PRIOR  PERIOD  ADJUSTMENTS
     --------------------------

     Effective January 1, 1998, the Company entered into a transaction with Equitable, now the Company's parent, to acquire 58,286 tons of zeolite inventory. The Company's acquisition of the zeolite inventory ultimately resulted in Equitable's ownership of the Company. The zeolite inventory should have been recorded based upon the fair value of the consideration that the Company gave and the only reliable measure of value for the acquisition is the $200,000 note payable that the Company issued. The original value assigned to the acquisition was $10,200,000, based upon the sales price stated in the sale contract and an appraisal that did not properly address the size of the market or quality of the zeolite inventory. The sales contract for the zeolite inventory included a provision for the Company to issue classes of stock not provided for in the Company's articles of incorporation. Further, at the time of the transaction, the Company was an essentially inactive corporation with only minimal value associated with its stock, indicating that the value assigned to the zeolite represented an error at the time the 1998 unaudited financial statements were prepared.

     During 1998 the Company also recorded an investment in an affiliate at a value in excess of current fair value of the investment. The investment in the affiliate was acquired in exchange for an option to purchase one of the Company's subsidiaries.

     Finally, the Company made cut-off errors that resulted in the recognition of certain expenses in improper accounting periods.

     The impact of correcting these errors in application of generally accepted accounting principles on the financial statements as of and for the years ended December 31, 1999 and 1998 is as follows:

                                                       1999            1998
                                                   -------------  -------------

     Decrease in non-current assets                $(10,609,860)  $(10,409,860)

     Decrease in current liabilities               $    696,011   $    184,833

     Decrease in non-current liabilities           $    200,000   $    200,000

     Decrease in Series A preferred stock          $  5,800,000   $  5,800,000

     Decrease in common stock and additional       $  4,102,789   $  4,137,099
       paid-in capital

     Increase (decrease) in accumulated deficit
       and losses incurred during the development
       stage                                       $   (188,940)  $     87,928

     Increase in net loss                          $    216,132   $    489,761


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


6.   INCOME  TAXES
     -------------

     The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1999 are as follows:

         Net  operating  loss  carryforward           $ 986,000
                                                      ----------

         Total  gross  deferred  tax  assets            986,000

         Less  valuation  allowance                    (986,000)
                                                      ----------

         Net  deferred  tax  assets                   $       -
                                                      ==========


     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                            1999                  1998
                                   ---------------------  ----------------------
                                              PERCENTAGE              PERCENTAGE
                                              OF PRE-TAX              OF PRE-TAX
                                    AMOUNT       LOSS      AMOUNT     LOSS
                                  ----------  ----------  ---------  -----------
       Benefit for income tax at
         federal statutory rate   $ 153,275        34.0%  $122,250         34.0%

       Non-deductible expenses     (141,714)      (31.4)   (83,734)       (23.3)

       Increase in valuation
         allowance                  (11,561)       (2.6)   (38,516)       (10.7)
                                  ----------  ----------  ---------  -----------


         Total                    $       -           -%  $      -            -%
                                  ==========  ==========  =========  ===========



                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


6.   INCOME  TAXES,  CONTINUED
     -------------------------

     As of December 31, 1999, for U.S. federal income tax reporting purposes, the Company has approximately $2,900,000 of unused net operating losses ("NOL's") available for carryforward to future years. The benefit from carryforward of such NOL's will expire during the years ended December 31, 2001 to 2020. Because the Company's 1998 transaction with Equitable for purchase of Zeolite inventory resulted in more than a 50 percent change in shareholder ownership percentages, the provisions of Section 382 of the Internal Revenue Code severely limit the Company's ability to utilize its NOL carryforwards to reduce future taxable income and tax liabilities.
     Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on the above limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain.


7.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the years ended December 31, 1999 and 1998, the Company adopted various changes to its capital structure. Effective January 20, 1998, the Company's board of directors declared a 273 to 1 reverse stock split and effective February 11, 1999, the Company's board of directors declared a 5 for 1 reverse stock split. These reverse stock splits have been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts prior to the record dates of the reverse stock splits have been restated to reflect the stock splits on a retroactive basis.


8.   RECAPITALIZATION
     ----------------

     On December 31, 1997, the Company entered into an agreement with the Laissez-Faire Group, Inc. ("Laissez-Faire") and its sole stockholder, L. Mychal Jefferson II, under which the Company agreed to acquire 100% of the outstanding common stock of Laissez-Faire in exchange for 188,000 shares or 94% of the Company's outstanding common stock. This transaction was actually a recapitalization of the Company by Laissez-Faire, a newly formed corporation with no assets, liabilities or operating history. Laissez-Faire, as the acquirer, gave up no significant assets to complete the acquisition and the Company remained a shell corporation with no significant assets, liabilities or operations after the acquisition. The Company, at the time of the Laissez-Faire agreement, believed that Mr. Jefferson would bring business opportunities to the Company that would allow for significant growth and positive returns for stockholders. However, such business opportunities and improvements in stockholder value did not materialize.


9.   ZEOLITE  INVENTORY  PURCHASE
     ----------------------------

     On March 1, 1998, the Company entered into a transaction (the "Transaction") for purchase of 58,286 tons of zeolite inventory from Equitable. The purchase and sale agreement pertaining to the Transaction was altered at various dates to reflect changes arising from litigation and from mutual agreements between the Company and Equitable. The Transaction ultimately resulted in the acquisition of the Company by Equitable because Equitable stockholders emerged from the Transaction with approximately 95% ownership of the Company.



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

          - The 9,500,000 shares of common stock issue to settle the Zeolite Purchase was far less than the 19,000,000 shares (9,500,000 shares of Class A common stock and 9,500,000 shares of Class B common stock) called for in the final settlement; however, Equitable's ownership interest in the Company exceeded 95% at December 31, 2000. Accordingly, subsequent to December 31, 2000, Equitable agreed that the 9,500,000 shares of common stock that it had already received to settle the Zeolite Purchase represented full and final settlement and that no additional issuance of shares was required.


10.  AUTO  AXZPT.COM,  INC.  TRANSACTION
     -----------------------------------

     On March 1, 1999, the Company signed an agreement and plan of reorganization (the "Agreement") with R. Noel Rodriguez ("Rodriguez") and the shareholders of Auto Axzpt.com, Inc., a Texas corporation in formation ("Auto Axzpt.com"), whereby the Company agreed to acquire all of the outstanding shares of the capital stock of Auto Axzpt.com in exchange for 3,600,000 shares of the Company's common stock. If the Agreement had been valid, it would have represented a recapitalization of the Company; however, problems associated with the Agreement prevented it from becoming effective. Following is a description of the key provisions of the Agreement, problems that prevented the Agreement from becoming effective and the related accounting treatment in the accompanying financial statements:


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


10.  AUTO  AXZPT.COM,  INC.  TRANSACTION
     -----------------------------------

          On March 1, 1999 the Agreement was signed by the Company and Rodriguez with the intent that the Company would become a re-capitalized internet business managed by Rodriguez. The agreement was predicated upon the incorporation and good standing of Auto Axzpt.com, the completion of public offering of common stock by Auto Axzpt.com and the active commencement of business by Auto Axzpt.com, among other requirements. The requirements, upon which the Agreement was predicated, were never met.

          In Connection with the agreement, the Company's board of directors voted to change the Company's name to Auto Axzpt.com and to change the Company's trading symbol from "UNIC" to "AXPT". The name change required the approval of the Company's stockholders, and such approval was never presented for a vote to the stockholders.

          Company management, unaware that Auto Axzpt.com was not a legally established corporation, instructed the Company's stock transfer agent to issue Auto Axzpt.com shares to the Company's existing stockholders in replacement of their Unicorp, Inc shares and to issue 3,600,000 shares to Rodriguez as per the terms of the Agreement.

          In late 1999, management determined that the problems associated with the agreement, as described above, would prevent it from becoming effective. Accordingly, in 2000 steps were taken to restore the Company's trading symbol to "UNIC". However, steps were not taken until 2001 to cancel the Auto Axzpt.com shares issued to the Company's existing stockholders and to Noel Rodriguez.

     The issuance of Auto Axzpt.com common stock has been presented in the accompanying statement of stockholder's deficit as both an issuance and a reversal in the year ended December 31, 1999. The Auto Axzpt.com shares have not been considered in the calculation of loss per share because they represent a contingent issuance with an antidilutive effect as described in Statement of Financial Accounting Standards No. 128 "Earnings Per Share".
                                                           --------------------


11.  GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its emergence as a development stage enterprise, the Company has not generated any revenue and is dependent on debt and equity infusions from the Parent or outside sources to sustain its operations. As shown in the accompanying financial statements, for the year ended December 31, 1999 and 1998, the Company incurred a net loss of $(450,810) and $(359,560), respectively, and had negative cash flows from operations of $-0- and $(87,900), respectively. At December 31, 1999 the Company had an accumulated deficits of $(3,103,754), losses accumulated during the development stage of $(810,370) and negative working capital of $(265,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________


12.  SUBSEQUENT  EVENT
     -----------------

     Effective March 6, 2000, the Company's board of directors adopted amendments to the Company's articles of incorporation that increased its outstanding shares from 50,000,000 shares having a par value of $0.01 per share to 300,000,000 shares having a par value of $0.0001 per share. The amendments also provided for multiple classes of common stock and serial preferred stock. These amendments were never presented to the stockholders for approval and have not been given effect in these financial statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Alvin L. Dahl & Associates, P.C., Certified Public Accountants, of Dallas, Texas, audited our financial statements for the fiscal year ended December 31, 1997 (which accompanied our Form 10-KSB Annual Report for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on or about March 6, 1998; and Amendment No. 1 filed on or about March 24, 1998). In 1992, we had ceased active operations and did not conduct operations through December 31, 1997 and have not conducted operations through the date of this report. Alvin L. Dahl & Associates, P.C. merged with Turner Stone & Company of Dallas, Texas. We were not able to enter into a letter of engagement with Turner Stone & Company to audit our financial statements for subsequent fiscal years. Therefore, we decided not to retain Alvin L. Dahl & Associates, P.C. to audit our financial statements for the fiscal years ended December 31, 1998, 1999 and 2000 primarily because of the relocation of our principal offices to Houston, Texas and the convenience of engaging a local firm to conduct the audits. The decision to change accountants was made by our sole director, Louis G. Mehr.

On March 30, 2001, we engaged the accounting firm of Ham, Langston & Brezina, L.L.P., Houston, Texas as independent accountants for our fiscal years ending December 31, 1998, 1999, and 2000.

We had no disagreements with Alvin L. Dahl & Associates, P.C.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

NAME                AGE            POSITION            POSITION HELD SINCE
------------------  ---  ----------------------------  -------------------

R.  Noel Rodriguez   46  Director, CEO, and President  March, 1999

Michael D. Bernick   48  Director and CFO              March, 1999

Scott  H.  Swain     30  Director and Vice-President   March, 1999

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to our affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical  Information

R. NOEL RODRIQUEZ. Director, President and Chief Executive Officer. Mr. Rodriquez has served as our President and Chief Executive Officer since March 1, 1999 when L. Mychal Jefferson II, the former President and Chief Executive Officer resigned. Mr. Rodriquez has been the President and Chief Executive Officer of HC Acceptance Co., a Texas company, since March of 1997 and was the Vice President, Board Member and Insurance Claims Coordinator for AutoBond, Inc. from July 1992 until March 1999.

MICHAEL D. BERNICK. Mr. Bernick has served as an executive officer since March 1, 1999. He was founder and Chief Executive Officer of AutoFund, Inc., a small sub-prime automobile finance company. The company originates contracts with dealers in six states and sells them to nationally known flow buyers. He was a Senior Vice President and CFO at Reliance Acceptance Corporation 1994-1997, one of the largest sub-prime finance companies in the country.

SCOTT H. SWAIN. Mr. Swain has been our Vice President since March 1,1999. For the last five years he has been employed by Seasoft Computer Consulting in Austin, Texas.

Our officers and directors may establish additional blind pool or blank check companies in the future. These blank check companies will be in competition with us for prospective companies to acquire.

Compliance With Section 16(a) of the Exchange Act.

In the years prior to December 31, 1997, various officers and directors have failed to comply with Section 16(a) of the Exchange Act upon becoming an executive officer and/or director. Although L. Mychal Jefferson II filed Form 13D to report his acquisition of 94% of our outstanding common stock, he failed to file a Form 3 upon becoming an executive officer and director. Subsequently,
R. Noel Rodriquez, Michael D. Bernick, and Scott H. Swain were elected as directors and executive officers. We do not believe that they filed Form 3s upon becoming directors and executive officers although we do not believe they held any of our common shares. Since they have left office we believe that all of our officers and directors have complied with Section 16(a) of the Exchange Act.

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


          Beneficial Owner                   Number     Percent (1)(3)
          ------------------------------  ------------  --------------
          Equitable Assets Incorporated   9,500,000(2)           69.9%
          35 Barracks Road
          3rd Floor
          Belize City, Belize C.A.

          R.  Noel Rodriguez              3,600,000(3)           88.1%
          Auto Axzpt.com Group

          All officers and directors      3,600,000(3)           88.1%
           as a group (3 person)

     (1) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the Common Stock outstanding as of December 31, 1999, being 4,086,020 shares. The 9,500,000 shares of common stock issuable to Assets Incorporated("EAI"), a Belize corporation, as of March 1, 1998, which are not outstanding as of December 31, 1999 are deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
     (2) Includes 9,500,000 shares of common stock issuable to Equitable Assets Incorporated("EAI"), a Belize corporation, as of March 1, 1998 but which were not issued until 2001. EAI is one hundred percent (100%) owned by the First Madison Trust("FMT"), a Belize personal trust. The settlor and beneficiary of the trust is John Avilez, a Belize citizen and lawyer, who died on April 4, 2000. Mr. Avilez's estate is now the beneficiary of FMT.
     (3) Includes 3,600,000 shares issued in connection with the Auto Axzpt.com Transaction that were subsequently canceled in 2001.

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

Our management and other principal shareholders intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. L. Mychal Jefferson II, a former executive officer and director, acquired his 188,000 shares in the recapitalization by Laissez-Faire Group, Inc. As the accounting acquiror, Laissez-Faire, gave up no significant assets to complete the acquisition which resulted in no change in value of the Company. As a result of the Zeolite Transaction, Equitable acquired 9,500,000 issuable shares in exchange for consideration valued at $246,500, or $.026 per share. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors or affiliates which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to our officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other shareholders. In making any such sale, our officers, directors and affiliates may consider their own personal pecuniary benefit rather than our best interests and our other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of our management.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)  List  of  Documents  Filed  with  this  Report.


               (1)  Consolidated  Financial  Statements,  UNICORP,  Inc.
                    and  subsidiary  companies:                             Page

                    Report  of  Ham, Langston & Brezina, LLC, independent
                    certified public accountants, dated August 20, 2001       1

                    Consolidated Balance Sheet as of December 31, 1999        2

                    Consolidated Statements of Operations for the years
                    ended December 31, 1999 and 1998                          3

                    Consolidated Statements of Stockholder's Equity
                    (Deficit) for the years ended December 31, 1999
                    and 1998                                                  4

                    Consolidated Statements of Cash Flows for the years
                    ended December 31, 1999 and 1998                          5

                    Notes to Consolidated Financial Statements             6-12


               Included  as  "ITEM  7.  FINANCIAL  STATEMENTS."  in this report.

All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

     (b)     The  Exhibits listed below are filed as part of this Annual Report.


             EXHIBIT     DESCRIPTION
             NUMBER

             3(a)* Articles of Incorporation of Texoil, Inc. filed on May 8, 1981with the Secretary of State of Nevada, described in the Registration Statement on Form S-2 of the Registrant effective October 13, 1981, Commission File No. 2-73389.

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

             10.4* Agreement and Plan of Reorganization dated March 1, 1999 by and between UNICORP, Inc., The Auto Axzpt.com Group, Inc. , and R. Noel Rodriguez with respect to the exchange of all of `the shares owned by the shareholders in The Auto Axzpt.com, Inc. for shares of UNICORP, Inc., described in Exhibit 2 to Form 8-K for the Registrant dated March 1, 1999 and filed April 7, 1999.

             21          Subsidiaries  of  the  Registrant.

             23.1        Consent  of  Ham,  Langston  &  Brezina,  LLC

             27          Financial  Data  Schedule

        *    incorporated  by  reference.

     (c) Reports on Form 8-K filed by the Company during the last quarter of its fiscal year ending December 31, 1999:

          (1)  NONE

                                    SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


UNICORP,  INC.


By:  /s/  Louis  G.  Mehr
     Louis  G.  Mehr,  President

Date:   December 18, 2001