Form 10KSB
period 2000-12-31
UNICORP INC /NEW
filed 2001-12-20
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                   FORM 10-KSB

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000

                        Commission File Number:  2-73389


                                  UNICORP, INC.


              NEVADA                                   75-1764386

  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                            One Riverway, Suite 1700
                               Houston, Texas77056
                            Telephone: (713) 961-2696


Securities registered under Section 12(g) of the Act: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [ ] Yes    [X]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.   $ 0
                                                                  ------

The aggregate market value of the voting common stock held by non-affiliates on December 31, 2000, based upon average bid and asked price of the common stock as reported by the National Quotation Bureau, Inc. for such date, was approximately $24,300.

The number of shares outstanding of each of issuer's classes of common equity, as of December 31, 2000 is 13,586,020 shares of $0.10 par value voting common stock.

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

Our auditors have determined that the Unaudited Annual Financials contain three major errors:

1.   Zeolite  Transaction.

     The Unaudited Annual Financials and the Unreviewed Quarterly Financials include as a Balance Sheet asset item a Mineral Interest valued at $10,200,000. On March 1, 1998, we entered into a transaction with Equitable Assets Incorporated, a Belize corporation ("Equitable"), now the Company's parent, to acquire 58,286 tons of zeolite inventory. Our acquisition of the zeolite inventory ultimately resulted in Equitable's ownership of the Company. The zeolite inventory should have been recorded based upon the fair value of the consideration that we gave for it and the only reliable measure of value for the acquisition is the $200,000 note payable that we issued. The original value assigned to the acquisition was $10,200,000, based upon the sales price stated in the sale contract and an appraisal that did not properly address the size of the market or quality of the zeolite. The sales contract for the zeolite inventory included a provision for us to issue classes of stock not provided for in our articles of incorporation. Further, at the time of the transaction, we were essentially an inactive corporation with only minimal value associated with our stock, indicating that the value assigned to the zeolite represented an error at the time the 1998 unaudited financial statements were prepared.

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

Beacause of these problems, management determined that the the Auto Axzpt.Com, Inc. transaction never became effective and the transaction has subsequently been determined to have been abandoned by all parties . Except for the 34,310 shares of common stock issued to persons affiliated with Auto Axzpt.com, for actual value received all other shares issued for that transaction (3,600,000 shares) have been reversed and canceled in June 2001. ON OR ABOUT FEBRUARY 17, 2000 OUR TRADING SYMBOL WAS RESTORED TO "UNIC".

Change  in  Control  of  Management  -  Resignation  of  Officers  and Directors

On or about February 17, 2000 the board of directors recognized that Equitable Assets Incorporated, a Belize corporation ("Equitable") had, in a series of transactions, litigation, and settlement, become our principal shareholder. In connection with that change of control, Michael D. Bernick, and Scott H. Swain resigned as directors and executive officers and Michael Price and John Marrou were elected as directors and executive officers. On April 3, 2000 Michael Price resigned as a director and executive officer because of the travel involved in attending board meetings.

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

Other  Matters

During the year ended December 31, 1998 and subsequent to that date, the Company adopted various changes to its capital structure. Effective January 20, 1998, the Company's board of directors effected a 273 to I reverse stock split and effective February 11, 1999, the Company's board of directors effected a 5 for 1 reverse stock split. No fractional shares were issued or cash paid in lieu of fractional shares, with all shares received as a result of the reverse split rounded up to nearest whole share. No vote of the stockholders was necessary to implement the change. Further, 9,500,000 shares of common stock issuable under the agreement supporting the Transaction dated March 1, 1998 (Zeolite purchase) have been considered as outstanding in this report. The stock splits and the issuable shares have been given effect for all purposes and discussions herein.

The Auto Axzpt.Com, Inc. Transaction has subsequently been determined to have been abandoned by all parties. Except for the 34,310 shares of common stock issued to persons affiliated with Auto Axzpt.com, 3,600,000 shares issued for that transaction have been reversed and canceled in June 2001. ON OR ABOUT FEBRUARY 17, 2000 OUR TRADING SYMBOL WAS RESTORED TO "UNIC".

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

At of the end of our fiscal year ending December 31, 2000, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

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

We filed suit against L. Mychal Jefferson II on February 10, 2000 in the form of an Original Petition and Request for Mandamus Relief, cause no. 2000-06970, in the 113th Judicial District Court, Harris County, Texas. The suit sought the delivery of any and all Company records in the possession of Mr. Jefferson, then a former officer and sole director of the Company. Suit was settled with Mr. Jefferson's agreement to deliver all corporate records in his possession and non-suit was entered by us on March 22, 2001.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year which ended December 31, 2000.


                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

As of December 31, 2000 we had 4,086,020 shares of common stock issued and outstanding and 9,500,000 issuable and considered outstanding, totaling 13,586,020 shares outstanding including 3,600,000 shares issued in connection with the Auto Axzpt.com transaction that were subsequently canceled in 2001. Our shares traded under the symbol "UNIC" until on or about February 11, 1999. At that time the symbol was changed to "AXPT" in connection with a purported name change to "Auto Axzpt.Com, Inc." On or about February 17, 2000 the trading symbol was restored to "UNIC". During the fiscal year ending December 31,1998 and until May 4, 2000 our common stock traded on the OTC Bulletin Board ("OTCBB") of the National Association of Securities Dealers, Inc. (the "NASD"). Our common stock was delisted from the OTCBB as of May 4, 2000 because of our failure to meet the eligibility requirements for quotation. Pursuant to the OTC Bulletin Board Eligibility Rule, adopted after December 31, 1998, OTCBB issuers must be registered with the SEC under Section 13 or 15(d) of the Securities and Exchange Act of 1934 ("Exchange Act") and be current in their required filings. During our fiscal year ending December 31, 1999, our common stock was registered under the Exchange Act so as to be OTCBB eligible. To remain current, we are required to have filed our latest required annual filing and any subsequent quarterly filings. Under the phase-in of the OTCBB Eligibility Rule, if we were not compliant with the filing requirement and/or the NASD had not received notification to that effect, on or before May 3, 2000, our securities were no longer eligible for quotation on the OTCBB as of market open on May 4, 2000. Because our Forms 10-KSB for the fiscal years ending December 31, 1998 and 1999 contained unaudited financial statements, we were considered out of compliance and were notified that our common stock would be listed for deletion on the Daily List of April 28, 2000 with removal to be effective at market-open on Thursday, May 4, 2000. Because we were not in compliance we requested deletion prior to our removal date. Subsequently and through the date of filing this amended report, our common stock has been quoted and traded on the stock market known as "the Pink Sheets" (www.pinksheets.com). The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. These market quotations represent inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


                                     COMMON STOCK
                                      BID PRICE

                    CALENDAR YEAR 1999             Low     High

                    First Quarter                 $1.250  $4.250

                    Second Quarter                $1.250  $4.500

                    Third Quarter                 $0.125  $2.250

                    Fourth Quarter                $0.250  $0.125

                    CALENDAR YEAR 2000

                    First Quarter                 $0.125  $ 0.75

                    Second Quarter                $ 0.05  $ 0.25

                    Third Quarter                 $ 0.05  $ 0.25

                    Fourth Quarter                $ 0.01  $ 0.06


As of December 31, 2000, we were was authorized to issue 50,000,000 shares of the Common Stock, of which there were issued and outstanding 13,586,020 shares giving effect to a 273 to 1 reverse split effective January 20, 1998; a 5 to1 reverse split effective February 11, 1999; the issuance of 3,600,000 shares issued in connection with the Auto Axzpt.com transaction that were subsequently canceled in 2001; and our agreement to issue 9,500,000 shares to Equitable. Our securities are currently held of record by a total of approximately 997 persons.

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

During the fiscal year ended December 31, 2000 we entered into a settlement agreement with Equitable effective March 25, 2000 pursuant to which we agreed to deliver 9,500,000 shares of common stock in complete settlement of all disputes and litigation arising from the Transaction, and Equitable released all claims for equity due and its money judgment against the Company. The shares are issuable in reliance upon exemptions from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder. No cash proceeds were realized from this distribution of the common stock.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

We remain in the development stage. Since inception of the development stage (January 1, 2000), we have received no cash proceeds and acquired no assets. For the fiscal year ending December 31, 2000, we agreed to issue shares valued at $246,500 in complete settlement of all disputes and litigation arising from the Transaction, and Equitable released all claims for equity due and its money judgment against the Company. This 9,500,000 shares of common stock was issuable under a settlement agreement reached in March 2000. The Company's balance sheet for the fiscal year ended December 31, 2000, reflects a current asset value of $0, current liabilities of $95,586 accrued during the development stage, and a deficit of $3,103,754 accumulated prior to inception of the development stage.

Results  of  Operations

During the period from January 1, 2000 (inception) through December 31, 2000, we engaged in no significant operations and incurred liability with respect to organizational activities, compliance with our periodical reporting requirements under the Securities Exchange Act of 1934, as amended, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by us during this period.

For the fiscal year ending December 31, 2001, we anticipate incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
           for the years ended December 31, 2000 and 1999, and for the period from inception of the development stage, January 1, 1998, to December 31, 2000

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________


                                                       Page(s)
                                                       -------
Report of Independent Accountants                         1

Consolidated Balance Sheet as of December 31, 2000        2

Consolidated Statements of Operations for the years
  ended December 31, 2000 and 1999, and for the
  period from inception of the development stage,
  January 1, 1998, to December 31, 2000                   3

Consolidated Statements of Stockholder's Deficit for
  the years ended December 31, 2000 and 1999, and
  for the period from inception of the development
  stage, January 1, 1998, to December 31, 2000            4

Consolidated Statements of Cash Flows for the years
  ended December 31, 2000 and 1999, and for the
  period from inception of the development stage,
  January 1, 1998, to December 31, 2000                   5

Notes to Consolidated Financial Statements             6-13

                        Report of Independent Accountants



Board of Directors and Stockholders
Unicorp,  Inc.


We have audited the accompanying consolidated balance sheet of Unicorp, Inc. (a corporation in the development stage) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholder's deficit and cash flows for the two years in the period then ended and for the period from inception of the development stage, January 1, 1998, to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unicorp, Inc.,and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the two years in the period then ended and for the period from inception of the development stage, January 1, 1998, to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company is a development stage enterprise, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 11. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3, the accompanying financial statements for the year ended December 31, 1999 have been restated.



                                       /s/ Ham, Langston & Brezina, L.L.P.

Houston,  Texas
October  21,  2001

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000
                                   __________


     ASSETS
     ------
Current assets                                       $         -
                                                     ------------

    Total assets                                     $         -
                                                     ============


LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                   $    95,586
                                                     ------------

    Total current liabilities                             95,586
                                                     ------------

Commitments and contingencies

Stockholder's deficit:
  Common stock: $0.01 par value; 50,000,000
    shares authorized; 13,586,020 shares issued and
    outstanding                                          135,860
  Additional paid-in capital                           3,759,764
  Accumulated deficit                                 (3,103,754)
  Losses accumulated during the development stage       (887,456)
                                                     ------------

    Total stockholder's deficit                          (95,586)
                                                     ------------

      Total liabilities and stockholder's
        deficit                                      $         -
                                                     ============


    The accompanying notes are an integral part of these consolidated financial statements.
                                       -2-

                                      UNICORP, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        __________



                                                                              Inception of
                                                                              Development
                                                                                 Stage,
                                                                              January 1,
                                                                                1998, to
                                                   Year Ended December 31,     December 31,
                                               ------------------------------  -----------
                                                    2000            1999          2000
                                               --------------  --------------  ----------

General and administrative expense             $      73,086   $     193,132   $ 607,278

Litigation expenses                                        -          33,678      33,678

Interest expense                                       4,000          24,000      46,500

Loss from write-down of assets to
  estimated net realizable value                           -         200,000     200,000
                                               --------------  --------------  ----------

Net loss                                       $     (77,086)  $    (450,810)  $(887,456)
                                               ==============  ==============  ==========

Basic and dilutive net loss per common share   $       (0.01)  $       (0.01)
                                               ==============  ==============

Weighted average common shares outstanding
  (basic and dilutive)                             8,216,156         448,222
                                               ==============  ==============


    The accompanying notes are an integral part of these consolidated financial statements.
                                       -3-

                                                         UNICORP, INC.
                                            (A CORPORATION IN THE DEVELOPMENT STAGE)
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    for the years ended December 31, 2000 and 1999, and for
                                      the period from inception of the development stage,
                                             January 1, 1998, to December 31, 2000
                                                           __________


                                                                                                           Losses
                                                                                                         Accumulated
                                                                           Additional                    During the
                                                      Common Stock           Paid-In      Accumulated    Development
                                                  Shares        Amount       Capital        Deficit         Stage        Total
                                               ------------  ------------  -------------  -------------  ----------  ----------
Balance at December 31, 1997                        11,998   $       120   $  3,096,134   $ (3,103,754)  $       -   $  (7,500)

Common stock issued for services provided to
  the Company                                       49,132           491        245,169              -           -     245,660

Common stock issued for cash                        17,580           176         87,724              -           -      87,900

Common stock issued in recapitalization by
  Laissez-Faire Group, Inc. (See Note 8)           188,000         1,880         (1,880)             -           -           -

Net loss, as restated                                    -             -              -              -    (359,560)   (359,560)
                                               ------------  ------------  -------------  -------------  ----------  ----------

Balance at December 31, 1998, as restated          266,710         2,667      3,427,147     (3,103,754)   (359,560)    (33,500)

Common stock issued for services provided to
  the Company                                      219,310         2,193        183,150              -           -     219,310

Common stock of Auto Azxpt.com issued by the
  Company (See Note 10)                          3,600,000        36,000        (36,000)             -           -           -

Cancellation of Auto Azxpt.com common stock
  based upon unsuccessful closing of the
  transaction (See Note 10)                     (3,600,000)      (36,000)        36,000              -           -           -

Net loss, as restated                                    -             -              -              -    (450,810)   (450,810)
                                               ------------  ------------  -------------  -------------  ----------  ----------

Balance at December 31, 1999                     4,086,020        40,860      3,608,264     (3,103,754)   (810,370)   (265,000)

Issuance of common stock to complete zeolite
  inventory purchase from Equitable              9,500,000        95,000        151,500              -           -     246,500

Net loss                                                 -             -              -              -     (77,086)    (77,086)
                                               ------------  ------------  -------------  -------------  ----------  ----------

Balance at December 31, 2000                    13,586,020   $   135,860   $  3,759,764   $ (3,103,754)  $(887,456)  $ (95,586)
                                               ============  ============  =============  =============  ==========  ==========


    The accompanying notes are an integral part of these consolidated financial statements.
                                       -4-

                                         UNICORP, INC.
                            (A CORPORATION IN THE DEVELOPMENT STAGE)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           __________



                                                                                     Inception of
                                                                                     Development
                                                                                        Stage,
                                                                                      January 1,
                                                                                       1998, to
                                                        Year Ended December 31,      December 31,
                                                     ------------------------------  ------------
                                                          2000            1999           2000
                                                     --------------  --------------  ------------
Cash flows from operating activities:
  Net loss                                           $     (77,086)  $    (542,674)  $  (887,456)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Common stock issued for services                                       219,310       464,970
    Other expense related to improper issuances
      of Auto Azxpt.com common stock                             -          34,310        34,310
    Write-down of assets to estimated net
      realizable value                                           -         200,000       200,000
    Increase in accounts payable and accrued
      liabilities                                           77,086          28,364       134,586
                                                     --------------  --------------  ------------

        Net cash used by operating activities and
          net increase in cash and cash equivalents              -               -       (87,900)
                                                     --------------  --------------  ------------

Cash flows from financing activities:
  Proceeds from sale of common stock                             -               -        87,900
                                                     --------------  --------------  ------------

        Net cash provided by financing activities                -               -        87,900
                                                     --------------  --------------  ------------

Net increase (decrease) in cash and cash
  equivalents                                                    -               -             -

Cash and cash equivalents, beginning of year                     -               -             -
                                                     --------------  --------------  ------------

Cash and cash equivalents, end of year               $           -   $           -   $         -
                                                     ==============  ==============  ============

Non-cash investing and financing activities:
  Note payable contributed as additional paid-in
    capital                                          $     200,000   $           -   $   200,000

  Accrued interest contributed as additional
    paid-in capital                                         46,500               -        46,500


    The accompanying notes are an integral part of these consolidated financial statements.
                                       -5-

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


                                    Continued
                                       -6-

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

     Net  Loss  Per  Common  Share
     -----------------------------

     Basic and dilutive net loss per common share for the years ended December 31, 2000 and 1999 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

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


                                    Continued
                                       -7-

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

     The impact of correcting these errors in application of generally accepted accounting principles on the financial statements as of and for the year ended December 31, 1999 is as follows:

                                                        1999
                                                    -------------
          Decrease in non-current assets            $(10,609,860)

          Decrease in current liabilities           $    696,011

          Decrease in non-current liabilities       $    200,000

          Decrease in Series A preferred stock      $  5,800,000

          Decrease in common stock and additional   $  4,102,789
            paid-in capital

          Decrease in accumulated deficit and
            losses incurred during the development
            stage                                   $   (188,940)

          Increase in net loss                      $    216,132


                                    Continued
                                       -8-

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


6.   Income  Taxes
     -------------

     The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2000 are as follows:

          Net operating loss carryforward  $ 1,012,000
                                           ------------

          Total gross deferred tax assets    1,012,000

          Less valuation allowance          (1,012,000)
                                           ------------

          Net deferred tax assets          $         -
                                           ============

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                             2000                  1999
                                     ---------------------  --------------------
                                                Percentage            Percentage
                                                of Pre-Tax             Pre-Tax
                                       Amount      Loss      Amount      Loss
                                     ---------  ----------  ---------  ---------
          Benefit for income tax at
            federal statutory rate   $    26,209     34.0%  $153,275       34.0%

          Non-deductible expenses              -        -   (141,714)     (31.4)

          Increase in valuation
            allowance                    (26,209)   (34.0)   (11,561)      (2.6)
                                     ------------  -------  ---------  ---------


            Total                    $         -        -%  $      -          -%
                                     ============  =======  =========  =========


                                    Continued
                                       -9-

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   __________


6.   Income  Taxes,  continued
     -------------------------

     As of December 31, 2000, for U.S. federal income tax reporting purposes, the Company has approximately $2,900,000 of unused net operating losses ("NOL's") available for carryforward to future years. The benefit from carryforward of such NOL's will expire during the years ended December 31, 2001 to 2020. Because the Company's 1998 transaction with Equitable for purchase of Zeolite inventory resulted in more than a 50 percent change in shareholder ownership percentages, the provisions of Section 382 of the Internal Revenue Code severely limit the Company's ability to utilize its NOL carryforwards to reduce future taxable income and tax liabilities.
     Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on the above limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain.


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


                                    Continued
                                      -10-

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   __________

9.   Zeolite  Inventory  Purchase,  continued
     ----------------------------------------

     Following is an analysis of the progression of events and circumstances underlying the Zeolite Purchase:

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


                                    Continued
                                      -11-

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   __________

10.  Auto  Axzpt.Com,  Inc.  Transaction,  continued
     -----------------------------------------------

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

     The issuance of Auto Axzpt.com common stock has been presented in the accompanying statement of stockholder's deficit as both an issuance and a reversal in the year ended December 31, 1999. The Auto Axzpt.com shares have not been considered in the calculation of loss per share because they represent a contingent issuance with an antidilutive effect as described in Statement of Financial Accounting Standards No. 128 "Earnings Per Share".
                                                            ------------------


11.  Going  Concern  Considerations
     ------------------------------

     Since its emergence as a development stage enterprise, the Company has not generated any revenue and is dependent on debt and equity infusions from the Parent or outside sources to sustain its operations. As shown in the accompanying financial statements, for the year ended December 31, 2000 and 1999, the Company incurred a net loss of $(77,086) and $(450,810), respectively. At December 31, 2000 the Company had an accumulated deficits of $(3,103,754), losses accumulated during the development stage of $(887,456), a stockholders' Deficit of $(95,586), and negative working capital of $(95,586). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


                                    Continued
                                      -12-

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

We had no disagreements with Alvin L. Dahl & Associates, P.C.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

NAME               AGE  POSITION                                      POSITION HELD SINCE
-----------------  ---  --------                                      -------------------
R. Noel Rodriguez   47  Director                                      March, 1999

Louis G.  Mehr      68  President, Director                           March, 2000

John Marrou         61  Secretary, Chief Financial Officer,           March, 2000
                        Director

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

Biographical  Information

LOUIS G. MEHR, President and director, received his L.L.B. from the South Texas College of Law in 1962. Mr. Mehr is retired and not currently licensed to practice law. Mr. Mehr serves as president and a director of Texas Arizona Mining Company; Equitable Assets Incorporated; and LGM Capital, Inc., all private companies.

JOHN MARROU, Secretary and Chief Financial Officer. Mr. Marrou has been involved in all phases of accounting for over thirty years. Mr. Marrou has served as CFO to Centre Capital Corporation, a publicly held company subject to the periodic reporting requirements of the 1934 Exchange Act. His current business is providing accounting consulting services to small businesses.

R. NOEL RODRIQUEZ. Director. Mr. Rodriquez served as our President and Chief Executive Officer since March 1, 1999 when L. Mychal Jefferson II, the former President and Chief Executive Officer resigned. Mr. Rodriquez stepped down as president and Chief Executive Officer in March, 2000. Mr. Rodriquez has been the President and Chief Executive Officer of HC Acceptance Co., a Texas company, since March of 1997 and was the Vice President, Board Member and Insurance Claims Coordinator for AutoBond, Inc. from July 1992 until March 1999.

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

Since Messrs Rodriquez, Swain and Bernick have left office we believe that all of our officers and directors have complied with Section 16(a) of the Exchange Act. Our officers, directors and principal shareholders have each filed an Initial Statement of Beneficial Ownership of Securities on Form 3.

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


            Beneficial Owner                Number        Percent (1)(3)
            ----------------                ------------  --------------
            Equitable Assets Incorporated   9,500,000(2)          69.9 %
            35 Barracks Road
            3rd Floor
            Belize City, Belize C.A.


            R.  Noel Rodriguez              3,600,000(3)          26.5 %
            Auto Axzpt.Com Group


            All officers and directors      3,600,000(3)          26.5 %
             as a group (3 person)

     (1) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the Common Stock outstanding as of December 31, 2000, being 13,586,020 shares.
     (2) Equitable Assets Incorporated("EAI") is a Belize corporation. EAI is one hundred percent (100%) owned by the First Madison Trust("FMT"), a Belize personal trust. The settlor and beneficiary of the trust is John Avilez, a Belize citizen and lawyer, who died on April 4, 2000. Mr. Avilez's estate is now the beneficiary of FMT.
     (3) Includes 3,600,000 shares issued in connection with the Auto Axzpt.com Transaction that were subsequently canceled in 2001.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Indemnification  of  Officers  and  Directors

Our Articles of Incorporation and Bylaws do not provide for indemnification of officers, directors or controlling persons. The General Corporation Law of the State of Nevada (NRS 78.7502) provides that, "to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceedingor in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorney's fees, actually and reasonably incurred by him in connection with the defense."

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

Each of our officers and directors also are officers, directors, or both of several other development-stage corporation in the same business as the Company. These companies may be in direct competition with us for available opportunities.

Our management and other principal shareholders intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their initial shares for cash of $0.001 and services valued at $0.019 per share. Additional shares were issued for cash and services at per share prices ranging from $0.01 to $0.03. The Auto Axzpt.Com Group acquired its 3,634,310 in exchange for shares valued at $34,310 or $.001 per share, although 3,600,000 of those shares were subsequently canceled in 2001. As a result of the Zeolite Transaction, Equitable acquired 9,500,000 issuable shares in exchange for consideration valued at $246,500, or $.026 per share. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors or affiliates which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to our officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other shareholders. In making any such sale, our officers, directors and affiliates may consider their own personal pecuniary benefit rather than our best interests and our other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of our management.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  List  of  Documents  Filed  with  this  Report.


          (1) Consolidated Financial Statements, UNICORP, Inc. and subsidiary companies: Page

                    Report  of  Ham,  Langston  & Brezina, LLC, independent    1
                    certified  public  accountants,  dated August 7, 2001

                    Consolidated  Balance  Sheet  as of December 31, 1999      2

                    Consolidated  Statements  of  Operations  for the years    3
                    ended  December  31,  2000  and  1999

                    Consolidated  Statements  of  Stockholder's  Equity        4
                    (Deficit)  for  the  years  ended December 31, 2000 and
                    1999

                    Consolidated  Statements  of  Cash  Flows for the years    5
                    ended  December  31,  2000  and  1999

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

               21        Subsidiaries  of  the  Registrant.

               23.1      Consent  of  Ham,  Langston  &  Brezina,  LLC

               27        Financial  Data  Schedule

          *    incorporated  by  reference.


     (c) Reports on Form 8-K filed by the Company during the last quarter of its fiscal year ending December 31, 2000:

          (1) Form 8-K filed on December 18, 2000 which disclosed and advised persons contemplating a purchase of the Company's common stock of the fact of and the unreliability of the unaudited financial statements presented in the Company's Forms 10-KSB for the fiscal years ending December 31, 1999 and 1998; of the likelihood of a write-off of all of the mineral assets represented in such financials; and of the fact that the Company is essentially a blank check company seeking a candidate for acquisition.

                                    SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


UNICORP,  INC.


By:  /s/  Louis  G.  Mehr
     Louis  G.  Mehr,  President

Date:   December  18,  2001