Form 10QSB/A
period 1998-03-31
UNICORP INC /NEW
filed 2002-04-04
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                FORM 10-QSB / A-2

                                Amendment No. 2

    QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                  For the quarter period ended MARCH 31, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of shares outstanding of each of issuer's classes of common equity, as of March 31, 1998 is 21,998 shares of $.01 par value voting common stock.


Not a Transitional Small Business Disclosure Format.

NOTE: This Form 10-QSB Amendment No. 2 amends our original Form 10-QSB which we filed on May 20, 1998; and the first amended Form 10-QSB that we filed on December 2, 1998, and amends and restates those filings in their entirety as follows:

                                  INTRODUCTION

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

We have been delinquent in filing our required periodic reports with the Securities Exchange Commission (SEC). We had filed Form 10-KSB annual reports for our 1998 and 1999 fiscal years containing unaudited financial statements (collectively the "Unaudited Annual Financials") and filed no Form 10-KSB annual report for our 2000 fiscal year. We have corrected these deficiencies and delinquencies and are seeking to correct other late filing delinquencies. Further, our original quarterly filings for the interim periods March 31, 1998 through September 30, 2000 ("10QSB Filings") include unreviewed financial statements (collectively the "Unreviewed Quarterly Financials") that are based upon the Unaudited Annual Financials contained in our 1999 10KSB and 1998 10KSB. The Unaudited Annual Financials included in the original 1999 10KSB and original 1998 10KSB and the Unreviewed Quarterly Financials included in our 10QSB Filings are not a reliable basis for considering a purchase of our securities and should not be relied upon by any person as a basis for considering a purchase of our common stock. We believe that investors may rely upon the audited financial statements included in our amended Form 10-KSB annual reports for our 1998 and 1999 fiscal years and in our Form 10-KSB annual report for our 2000 fiscal year (all filed in December 2001); the reviewed quarterly financials based upon those audited financial statements to be included in our amended quarterly filings for the interim periods March 31, 1998 through September 30, 2000 to be filed as soon as practical after the filing of our 2000 Annual Report on Form 10-KSB; and the reviewed quarterly financials included in this report and in our quarterly filings commencing in our 2001 fiscal year.

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

Our auditors have determined that the Unaudited Annual Financials and Unreviewed Quarterly Financials contain, among others, three major errors:

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

All of the above issues have been addressed in the reviewed Quarterly Financials included in this Form 10-QSB.


                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

     (a) The financial statements of registrant for the three months ended March 31, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE

                                   ----------



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 AND
            FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                       JANUARY 1, 1998, TO MARCH 31, 1998

                                  UNICORP, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                TABLE OF CONTENTS

                                   ----------

                                                                PAGE(S)
                                                                -------
Consolidated Condensed Balance Sheets as of March 31,
  1998 (unaudited) and December 31, 1997                              1

Unaudited Consolidated Condensed Statements of Operations
  for the three months ended March 31, 1998 and 1997, and
  for the period from inception of the development stage,
  January 1, 1998, to March 31, 1998                                  2

Unaudited Consolidated Condensed Statement of Stockholders'
  Deficit for the three months ended March 31, 1998                   3

Unaudited Consolidated Condensed Statements of Cash Flows
  for the three months ended March 31, 1998 and 1997, and
  for the period from inception of the development stage,
  January 1, 1998, to March 31, 1998                                  4

Notes to Unaudited Consolidated Condensed Financial Statements        5

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                   ----------


                                                      MARCH 31,
                                                         1998        DECEMBER
                                                     (UNAUDITED)     31, 1997
     ASSETS                                           (RESTATED)      (NOTE)
     ------                                          ------------  ------------
Current assets                                       $         -   $         -
Zeolite inventory                                        200,000             -
                                                     ------------  ------------

    Total assets                                     $   200,000   $         -
                                                     ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to the Parent                         $   200,000   $         -
  Accounts payable and accrued liabilities               105,489         7,500
                                                     ------------  ------------

    Total current liabilities                            305,489         7,500
                                                     ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.01 par value; 50,000,000 shares
    authorized; 21,998 and 11,998 shares issued and
    outstanding at March 31, 1998 and December 31,
    1997, respectively                                       220           120
  Additional paid-in capital                           3,146,034     3,096,134
  Accumulated deficit                                 (3,103,754)   (3,103,754)
  Losses accumulated during the development stage       (147,989)     (147,989)
                                                     ------------  ------------

    Total stockholders' deficit                         (105,489)       (7,500)
                                                     ------------  ------------

      Total liabilities and stockholders' deficit    $   200,000   $         -
                                                     ============  ============




Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes require by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   ----------


                                                                                  INCEPTION OF
                                                                                   DEVELOPMENT
                                                                                     STAGE,
                                                THREE MONTHS    ENDED MARCH 31,    JANUARY 1,
                                               --------------  -----------------    1998, TO
                                                    1998                            MARCH 31,
                                                 (RESTATED)          1997             1998
                                               --------------  -----------------  -------------
General and administrative expense             $     146,989   $              -   $    146,989

Interest expense                                       1,000                  -          1,000
                                               --------------  -----------------  -------------

Net loss                                       $    (147,989)  $              -   $   (147,989)
                                               ==============  =================  =============

Basic and dilutive net loss per common share   $      (10.25)  $          (0.00)
                                               ==============  =================

Weighted average common shares outstanding
  (basic and dilutive)                                14,442             11,998
                                               ==============  =================


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                   ----------


                                                                                        LOSSES
                                                                                      ACCUMULATED
                                                         ADDITIONAL                   DURING THE
                                        COMMON   STOCK     PAID-IN     ACCUMULATED    DEVELOPMENT
                                        SHARES  AMOUNT     CAPITAL       DEFICIT         STAGE        TOTAL
                                        ------  -------  -----------  -------------  -------------  ----------
Balance at December 31, 1997            11,998  $   120  $ 3,096,134  $ (3,103,754)  $          -   $  (7,500)

Common stock issued for services
  provided to the Company               10,000      100       49,900             -              -      50,000

Net loss, as restated                        -        -            -             -       (147,989)   (147,989)
                                        ------  -------  -----------  -------------  -------------  ----------

Balance at March 31, 1998, as restated  21,998  $   220  $ 3,146,034  $ (3,103,754)  $   (147,989)  $(105,489)
                                        ======  =======  ===========  =============  =============  ==========



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   ----------


                                                                                   INCEPTION OF
                                                                                    DEVELOPMENT
                                                                                      STAGE,
                                                                                    JANUARY 1,
                                                  THREE MONTHS   ENDED MARCH 31,     1998, TO
                                                 --------------  ----------------    MARCH 31,
                                                      1998             1997            1998
                                                 --------------  ----------------  -------------
Cash flows from operating activities:
  Net loss                                       $    (147,989)  $              -  $   (147,989)
  Adjustment to reconcile net loss to net cash
    used in operating activities                       147,989                  -       147,989
                                                 --------------  ----------------  -------------

      Net cash required by operating activities              -                  -             -
                                                 --------------  ----------------  -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                         -                  -             -
                                                 --------------  ----------------  -------------

      Net cash provided by financing activities              -                  -             -
                                                 --------------  ----------------  -------------

Cash and cash equivalents, beginning of period               -                  -             -
                                                 --------------  ----------------  -------------

Cash and cash equivalents, end of period         $           -   $              -  $          -
                                                 ==============  ================  =============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1.   GENERAL  INFORMATION  AND  DESCRIPTION  OF  BUSINESS
     ----------------------------------------------------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Unicorp, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

     In the opinion of management, the unaudited consolidated condensed financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

     The Company was originally incorporated on May 8, 1981 in the state of Nevada under the name of Texoil, Inc. to engage in minerals exploration, production, refining and transportation. The Company is approximately 97% owned by Equitable Assets Incorporated (the "Parent" or "Equitable"), a Belize corporation. With the exception of a transaction involving the Parent, the Company has not been engaged in any significant activities since 1992 when both the Company and its subsidiaries ceased active operations and liquidated their operating assets. The Company is not considered a development stage enterprise because it has not yet commenced, nor raised significant revenue from, new commercial operations and because its current efforts are focused almost entirely on maintenance of corporate status and capital raising activities. The Company has four wholly-owned subsidiaries, as follows:

     Marcap International, Inc. ("Marcap") - This subsidiary was incorporated in Texas on August 23, 1984, as Whitsitt Oil Company to engage in oil and gas exploration and production activities in Ohio and Texas. Marcap was acquired by the Company in 1988 and the name, Whitsitt Oil Company, was changed to Martex Trading Co., Inc. and subsequently to Marcap.

     Texas-Nevada Oil & Gas Co., Inc. ("TNOG") - This subsidiary was incorporated in Texas on June 15, 1981, to hold and operate the Company's mineral interests in the State of Texas (See Note 11).

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


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------

     ZEOLITE INVENTORY
     -----------------

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

     The impact of correcting these errors in application of generally accepted accounting principles on the financial statements as of and for the three months ended March 31, 1998 is as follows:


     Increase in non-current assets                           $200,000)

     Increase in current liabilities                          $297,989

     Increase in common stock and additional paid-in capital  $ 50,000

     Increase in accumulated deficit and losses incurred
       during the development stage                           $147,989

     Increase in net loss                                     $147,989


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------


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


6.   INCOME  TAXES
     -------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                   THREE MONTHS ENDED       THREE MONTHS ENDED
                                     MARCH 31, 1998           MARCH 31, 1997
                                ------------------------  -----------------------
                                             PERCENTAGE               PERCENTAGE
                                             OF PRE-TAX               OF PRE-TAX
                                  AMOUNT        LOSS        AMOUNT       LOSS
                                -----------  -----------  ----------  -----------
     Benefit for income tax at
       Federal statutory rate   $   50,316         34.0%  $        -         -  %

     Non-deductible expenses       (17,000)       (11.5)           -            -

     Increase in valuation
       allowance                   (33,316)       (22.5)           -            -
                                -----------  -----------  ----------  -----------

       Total                    $        -            -%  $        -           -%
                                ===========  ===========  ==========  ===========


7.   STOCKHOLDERS' EQUITY
     --------------------

     During the three months ended March 31, 1998 and subsequent to that date, the Company adopted various changes to its capital structure. Effective January 20, 1998, the Company's board of directors declared a 273 to 1 reverse stock split and effective February 11, 1999, the Company's board of directors declared a 5 for 1 reverse stock split. The reverse stock splits have been reflected in these financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts have been restated to reflect these stock splits on a retroactive basis.


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------


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

          - At December 31, 1999, the zeolite inventory acquired in the Zeolite Purchase was written down to zero because the Company's planned usage of the mineral was abandoned and because management felt that it was not readily salable and did not fit into the Company's future plans. The impairment of the value of the zeolite is reflected as a $200,000 write0down of assets to estimated net realizable in the accompanying statement of operations for the year ended December 31, 1999.


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------


9.   ZEOLITE  INVENTORY  PURCHASE,  CONTINUED
     ----------------------------------------

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


10.  GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its emergence as a development stage enterprise, the Company has not generated any revenue and is dependent on debt and equity infusions from the Parent or outside sources to sustain its operations. As shown in the accompanying financial statements, for the three months ended March 31, 1998, the Company incurred a net loss of $(147,989) and had no cash flows from operations. At March 31, 1998 the Company had an accumulated deficit of $(3,103,754), losses accumulated during the development stage of $(147,989) and negative working capital of $(305,489). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------


11.  SUBSEQUENT  EVENTS,  CONTINUED
     ------------------------------

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

     On March 23, 2001, the Company entered into an agreement with TNOG, the Parent, and Opportunity Acquisition Company ("Opportunity") under which the Company agreed to merge TNOG with Opportunity in a transaction (the "Transaction") that will be treated as a recapitalization of Opportunity. Under the Transation, the parties agreed to the following:

- The Company will "spin-off" TNOG to its stockholders and promptly thereafter the Company and TNOG will register TNOG's common stock on Form 10-SB in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act").


- Following the completion of the spin-off and effective registration of TNOG's common stock, Opportunity will merge (the "Merger") with TNOG through the exchange of 5% of its common stock for 100% of TNOG's common stock.

- Opportunity, in connection with the Information Statement and as part of the Merger, will prepare a registration statement on form S-4 under the Securities Act of 1933 to registe the Opportunity common stock received by the Company's stockholders.

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

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

Plan  of  Operations

We are a small business issuer that has not conducted business operations nor had revenues from operations in each of our last two fiscal years. We remain in the development stage and our business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

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

Liquidity  and  Capital  Resources

We have significant liquidity problems and have no meaningful capital resources or stockholder's equity. We may not be able to satisfy our estimated cash requirements for the next twelve months which we estimate to be $25,000. In the event additional cash is required we may have to borrow funds from stockholders or other sources, or seek funds from a private placement among new investors, none of which can be assured. We have faced this situation for the past ten years and have managed to carry on and there is no reason to believe that we can not do so in the future. We cannot predict to what extent our lack of liquidity and capital resources will impair the consummation of a business combination or whether we will incur further operating losses through any business entity which we may eventually acquire. We have had no material business operations since 1991 and no revenues since 1991. During these periods we have engaged in no significant operations other than organizational activities, acquisition of capital, and meeting our reporting obligations under the Securities Exchange Act of 1934. No revenues were received by us during this period. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need  for  Additional  Capital  or  Financing

We do not have capital sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Although Equitable Assets, our majority stockholder has committed to bear the expenses of securities compliance and the searches for suitable business combinations, there is no assurance that Equitable Assets will be able to provide the necessary resources when needed or for how long it will be able to meet that commitment. We may have to seek loans or equity placements to cover such cash needs. In the event we are not able to complete a business combination during this period, lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds we will ultimately be able to complete a business combination. Once a business combination is completed, our need for additional financing is likely to increase substantially. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses as they may be incurred. Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

                           PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  Exhibits  listed  below  are filed as part of this Annual Report.

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

      11*      Computation of Per Share Earnings

      27*       Financial Data Schedule

        *      Previously  filed.

     (b) Reports on Form 8-K filed by the Company during the quarter ending March 31, 1998:

          (1) Current Report on Form 8-K dated February 13, 1998 and filed February 18, 1998, Commission File No. 2-73389, reporting the acquisition of The Laissez-Faire Group, Inc. (Item 1. Changes in Control of Registrant, Item 2. Acquisition of Assets, and Item 5. Other Events - Reverse Split.)

          (2) Current Report on Form 8-K/A for the Company dated February 13, 1998 and filed April 20, 1998, Commission File No. 2-73389, reporting the acquisition of The Laissez-Faire Group, Inc. (Item
               1. Changes in Control of Registrant, Item 2. Acquisition of Assets, and Item 5. Other Events - Reverse Split.)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC.


By:    /s/  Louis G. Mehr
       Louis G. Mehr, President


Date:  April 2, 2002