Form 10QSB/A
period 1998-06-30
UNICORP INC /NEW
filed 2002-04-04
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549




                                FORM 10-QSB / A-1

                                AMENDMENT NO. 1

    QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the quarter period ended JUNE 30, 1998

                        Commission File Number: 2-73389


                                  UNICORP, INC.


           NEVADA                                       75-1764386
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                            One Riverway, Suite 1700
                              Houston, Texas 77056
                            Telephone: (713) 961-2696


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     [X] Yes   [ ] No

The number of shares outstanding of each of issuer's classes of common equity, as of June 30, 1998 is 232,578 shares of $.01 par value voting common stock.


Not a Transitional Small Business Disclosure Format.

NOTE: This Form 10-QSB Amendment No. 1 amends our original Form 10-QSB which we filed on December 2, 1998, and amends and restates that filings in its entirety as follows:

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


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

     (a) The financial statements of registrant for the six months ended June 30, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   ----------



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 AND
            FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                        JANUARY 1, 1998, TO JUNE 30, 1998

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                   ----------


                                                                   Page(s)
                                                                   -------
Consolidated Condensed Balance Sheets as of June 30,
  1998 (unaudited) and December 31, 1997                              1

Unaudited Consolidated Condensed Statements of Operations
  for the three months and six months ended June 30, 1998
  and 1997, and for the period from inception of the
  development stage, January 1, 1998, to June 30, 1998                2

Unaudited Consolidated Condensed Statement of Stockholders'
  Deficit for the six months ended June 30, 1998                      3

Unaudited Consolidated Condensed Statements of Cash Flows
  for the six months ended June 30, 1998 and 1997, and
  for the period from inception of the development stage,
  January 1, 1998, to June 30, 1998                                   4

Notes to Unaudited Consolidated Condensed Financial Statements        5

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                June 30, 1998 (Unaudited) and December 31, 1997

                                   ----------


                                                        June 30,
                                                          1998        December
                                                      (Unaudited)     31,1997
     ASSETS                                            (Restated)      (Note)
     ------                                           ------------  ------------
Current assets                                        $         -   $         -
Zeolite inventory                                         200,000             -
                                                      ------------  ------------

    Total assets                                      $   200,000   $         -
                                                      ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to the Parent                          $   200,000   $         -
  Accounts payable and accrued liabilities                120,078         7,500
                                                      ------------  ------------

    Total current liabilities                             320,078         7,500
                                                      ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.01 par value; 50,000,000 shares
    authorized; 232,578 and 11,998 shares issued and
    outstanding at June 30, 1998 and December 31,
    1997, respectively                                      2,326           120
  Additional paid-in capital                            3,256,828     3,096,134
  Accumulated deficit                                  (3,103,754)   (3,103,754)
  Losses accumulated during the development stage        (275,478)     (147,989)
                                                      ------------  ------------

    Total stockholders' deficit                          (120,078)       (7,500)
                                                      ------------  ------------

      Total liabilities and stockholders' deficit     $   200,000   $         -
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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   ----------


                                                                                Inception of
                                                                                 Development
                                                                                    Stage,
                                 Three Months Ended        Six Months Ended       January 1,
                                      June 30,                  June 30,           1998, to
                              -----------------------  -----------------------     June 30,
                                 1998                     1998                       1998
                              (Restated)      1997     (Restated)      1997       (Restated)
                              -----------  ----------  -----------  ----------  --------------
General and administrative
  expense                     $  121,989   $        -  $  268,978   $        -  $     268,978

Interest expense                   5,500            -       6,500            -          6,500
                              -----------  ----------  -----------  ----------  --------------

Net loss                      $ (127,489)  $        -  $ (275,478)  $        -  $    (275,478)
                              ===========  ==========  ===========  ==========  ==============

Basic and dilutive net loss
  per common share            $    (0.58)  $     0.00  $    (2.35)  $     0.00
                              ===========  ==========  ===========  ==========

Weighted average common
  shares outstanding (basic
  and dilutive)                  219,780       11,998     117,111       11,998
                              ===========  ==========  ===========  ==========




              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                     for the six months ended June 30, 1998

                                   ----------


                                                                                           Losses
                                                                                         Accumulated
                                                            Additional                   During the
                                           Common Stock      Paid-In      Accumulated    Development
                                         Shares   Amount     Capital        Deficit         Stage        Total
                                         -------  -------  ------------  -------------  -------------  ----------
Balance at December 31, 1997              11,998  $   120  $ 3,096,134   $ (3,103,754)  $          -   $  (7,500)

Common stock issued for services pro-
  vided to the Company, as restated       15,000      150       74,850              -              -      75,000

Common stock issued for cash, as
  restated                                17,580      176       87,724              -              -      87,900

Common stock issued in recapitalization
  by Laissez-Faire Group, Inc., as
  restated                               188,000    1,880       (1,880)             -              -           -

Net loss, as restated                          -        -            -              -       (275,478)   (275,478)
                                         -------  -------  ------------  -------------  -------------  ----------

Balance at June 30, 1998, as restated    232,578  $ 2,326  $ 3,256,828   $ (3,103,754)  $   (275,478)  $(120,078)
                                         =======  =======  ============  =============  =============  ==========



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   ----------

                                                                                 Inception of
                                                                                 Development
                                                                                    Stage,
                                                                                  January 1,
                                                    Six Months Ended June 30,      1998, to
                                                 -----------------------------     June 30,
                                                     1998                            1998
                                                  (Restated)        1997          (Restated)
                                                 ------------  ---------------  --------------
Cash flows from operating activities:
  Net loss                                       $  (275,478)  $             -  $    (275,478)
  Adjustment to reconcile net loss to net cash
    used in operating activities                     187,578                 -        187,578
                                                 ------------  ---------------  --------------

      Net cash required by operating activities      (87,900)                -        (87,900)
                                                 ------------  ---------------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock                  87,900                 -         87,900
                                                 ------------  ---------------  --------------

      Net cash provided by financing activities       87,900                 -         87,900
                                                 ------------  ---------------  --------------

Cash and cash equivalents, beginning of period             -                 -              -
                                                 ------------  ---------------  --------------

Cash and cash equivalents, end of period         $         -   $             -  $           -
                                                 ============  ===============  ==============



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

     The impact of correcting these errors in application of generally accepted accounting principles on the financial statements as of and for the six months ended June 30, 1998 is as follows:

        Increase in non-current assets                           $200,000

        Increase in current liabilities                          $312,578

        Increase in common stock and additional paid-in capital  $162,900

        Increase in accumulated deficit and losses incurred
          during the development stage                           $275,478

        Increase in net loss                                     $275,478


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


6.   Income  Taxes
     -------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                               Three Months Ended       Six Months Ended
                                     June 30,               June 30,
                             ----------------------  ----------------------
                                1998                    1998
                             (Restated)     1997     (Restated)     1997
                             ----------  ----------  ----------  ----------
  Benefit for income tax at
    Federal statutory rate        34.0%          -%       34.0%          -%

  Non-deductible expenses         (6.7)          -         9.2           -

  Increase in valuation
    allowance                    (27.3)          -       (24.8)          -
                             ----------  ----------  ----------  ----------

    Total                            -%          -%          -%          -%
                             ==========  ==========  ==========  ==========

7.   Stockholders'  Equity
     ---------------------

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


10.  Going  Concern  Considerations
     ------------------------------

     Since its emergence as a development stage enterprise, the Company has not generated any revenue and is dependent on debt and equity infusions from the Parent or outside sources to sustain its operations. As shown in the accompanying financial statements, for the six months ended June 30, 1998, the Company incurred a net loss of $(275,478) and had negative cash flows from operations of $(87,900). At June 30, 1998 the Company had an accumulated deficit of $(3,103,754), losses accumulated during the development stage of $(275,478) and negative working capital of $(320,078). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     - Opportunity, in connection with the Information Statement and as part of the Merger, will prepare a registration statement on form @-4 under the Securities Act of 1933 to registe the Opportunity common stock received by the Company's stockholders.

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

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The  Exhibits listed below are filed as part of this Quarterly Report.


          EXHIBIT      DESCRIPTION
          NUMBER

            11*        Computation  of  Per  Share  Earnings

            27*        Financial  Data  Schedule


              *    Previously  filed.

     (b) Reports on Form 8-K filed by the Company during the quarter ending June 30, 1998:

          (1) Current Report on Form 8-K/A for the Company dated February 13, 1998 and filed April 20, 1998, Commission File No. 2-73389, reporting the acquisition of The Laissez-Faire Group, Inc. (Item
               1. Changes in Control of Registrant, Item 2. Acquisition of Assets, and Item 5. Other Events - Reverse Split.)

          (2) Current Report on Form 8-K for the Company dated April 9, 1998 and filed April 10, 1998, Commission File No. 2-73389, reporting the acquisition of 58,285.71 tons of Zeolite from Equitable Assets Incorporated, and 871,000 shares of the Class A Common Stock of AZ Capital, Inc. (Item 2. Acquisition or Disposition of Assets.)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC.



By:    /s/  Louis G. Mehr
       Louis G. Mehr,  President


Date:  April 2, 2002