Form 10QSB/A
period 1998-09-30
UNICORP INC /NEW
filed 2002-04-04
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549




                                FORM 10-QSB / A-1

                                Amendment No.  1

     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                 For the quarter period ended SEPTEMBER 30, 1998

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

The number of shares outstanding of each of issuer's classes of common equity, as of September 30, 1998 is 266,710 shares of $.01 par value voting common stock.


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


                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

    (a) The financial statements of registrant for the nine months ended September 30, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND
             FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                     JANUARY 1, 1998, TO SEPTEMBER 30, 1998

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                   __________


                                                                   PAGE(S)
                                                                   -------

Consolidated Condensed Balance Sheets as of September 30,
  1998 (unaudited) and December 31, 1997                              1

Unaudited Consolidated Condensed Statements of Operations
  for the three months and nine months ended September 30,
  1998 and 1997, and for the period from inception of the
  development stage, January 1, 1998, to September 30, 1998           2

Unaudited Consolidated Condensed Statement of Stockholders'
  Deficit for the nine months ended September 30, 1998                3

Unaudited Consolidated Condensed Statements of Cash Flows
  for the nine months ended September 30, 1998 and 1997, and for the period from inception of the development stage,
  January 1, 1998, to September 30, 1998                              4

Notes to Unaudited Consolidated Condensed Financial Statements        5

                                   UNICORP, INC.
                     (A CORPORATION IN THE DEVELOPMENT STAGE)
                       CONSOLIDATED CONDENSED BALANCE SHEETS
               SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                    __________

                                                         SEPTEMBER
                                                          30, 1998      DECEMBER
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
                                                        ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to the Parent                            $   200,000   $         -
  Accounts payable and accrued liabilities                    3,650         7,500
                                                        ------------  ------------

    Total current liabilities                               203,650         7,500
                                                        ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.01 par value; 50,000,000 shares
    authorized; 266,710 and 11,998 shares issued and
    outstanding at September 30, 1998 and December 31,
    1997, respectively                                        2,667           120
  Additional paid-in capital                              3,427,147     3,096,134
  Accumulated deficit                                    (3,103,754)   (3,103,754)
  Losses accumulated during the development stage          (329,710)     (147,989)
                                                        ------------  ------------

    Total stockholders' deficit                              (3,650)       (7,500)
                                                        ------------  ------------

      Total liabilities and stockholders' deficit       $   200,000   $         -
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

                                     UNICORP, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                        __________

                                                                          INCEPTION  OF
                                                                           DEVELOPMENT
                                                                              STAGE,
                              THREE  MONTHS  ENDED   NINE  MONTHS  ENDED   JANUARY  1,
                              --------------------  --------------------    1998,  TO
                              SEPTEMBER 30,        SEPTEMBER 30,           SEPTEMBER 30,
                                 1998                  1998                    1998
                              (RESTATED)    1997    (RESTATED)    1997      (RESTATED)
                              -----------  -------  -----------  -------  ---------------
General and administrative
  expense                     $   48,232   $     -  $  317,210   $     -  $      317,210

Interest expense                   6,000         -      12,500         -          12,500
                              -----------  -------  -----------  -------  ---------------

Net loss                      $  (54,232)  $     -  $ (329,710)  $     -  $     (329,710)
                              ===========  =======  ===========  =======  ===============

Basic and dilutive net loss
  per common share            $    (0.23)  $  0.00  $    (2.08)  $  0.00
                              ===========  =======  ===========  =======

Weighted average common
  shares outstanding (basic
  and dilutive)                  240,332    11,998     158,185    11,998
                              ===========  =======  ===========  =======


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                                 UNICORP, INC.
                                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                   __________

                                                                                         LOSSES
                                                                                       ACCUMULATED
                                                          ADDITIONAL                   DURING THE
                                       COMMON    STOCK     PAID-IN      ACCUMULATED    DEVELOPMENT
                                       SHARES   AMOUNT     CAPITAL        DEFICIT         STAGE        TOTAL
                                       -------  -------  ------------  -------------  -------------  ----------
Balance at December 31, 1997            11,998  $   120  $ 3,096,134   $ (3,103,754)  $          -   $  (7,500)

Common stock issued for services
  provided to the Company, as
  restated                              49,132      491      245,169              -              -     245,660

Common stock issued for cash, as
  restated                              17,580      176       87,724              -              -      87,900

Common stock issued in recapitaliza-
  tion of Laissez-Faire, Group, Inc.,
  as restated                          188,000    1,880       (1,880)             -              -           -

Net loss, as restated                        -        -            -              -       (329,710)   (329,710)
                                       -------  -------  ------------  -------------  -------------  ----------

Balance at September 30, 1998, as
  restated                             266,710  $ 2,667  $ 3,427,147   $ (3,103,754)  $   (329,710)  $  (3,650)
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

                                     UNICORP, INC.
                        (A CORPORATION IN THE DEVELOPMENT STAGE)
               UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                       __________

                                                                          INCEPTION OF
                                                                           DEVELOPMENT
                                                                             STAGE,
                                                    NINE MONTHS ENDED      JANUARY 1,
                                                 -----------------------    1998, TO
                                                      SEPTEMBER 30,         SEPTEMBER
                                                    1998                    30, 1998
                                                 (RESTATED)      1997      (RESTATED)
                                                 -----------  ----------  -------------
Cash flows from operating activities:
  Net loss                                       $ (329,710)  $        -  $   (329,710)
  Adjustment to reconcile net loss to net cash
    used in operating activities                    241,810            -       241,801
                                                 -----------  ----------  -------------

      Net cash required by operating activities     (87,900)           -       (87,900)
                                                 -----------  ----------  -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                 87,900            -        87,900
                                                 -----------  ----------  -------------

      Net cash provided by financing activities      87,900            -        87,900
                                                 -----------  ----------  -------------

Cash and cash equivalents, beginning of period            -            -             -
                                                 -----------  ----------  -------------

Cash and cash equivalents, end of period         $        -   $        -  $          -
                                                 ===========  ==========  =============


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

     The impact of correcting these errors in application of generally accepted accounting principles on the financial statements as of and for the nine months ended September 30, 1998 is as follows:

Increase in non-current assets                           $200,000

Increase in current liabilities                          $196,150

Increase in common stock and additional paid-in capital  $333,560

Increase in accumulated deficit and losses incurred
  during the development stage                           $329,710

Increase in net loss                                     $329,710


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


6.   INCOME  TAXES
     -------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                             THREE  MONTHS  ENDED  NINE  MONTHS  ENDED
                                 SEPTEMBER  30,       SEPTEMBER  30,
                             --------------------  --------------------
                               1998       1997       1998       1997
                             ---------  ---------  ---------  ---------
  Benefit for income tax at
    Federal statutory rate       34.0%       -  %      34.0%       -  %

  Non-deductible expenses       (34.0)          -     (25.3)          -

  Change in valuation
    allowance                       -           -      (8.7)          -
                             ---------  ---------  ---------  ---------

    Total                           -%         -%         -%         -%
                             =========  =========  =========  =========

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

10.   GOING  CONCERN  CONSIDERATIONS
      ------------------------------

     Since its emergence as a development stage enterprise, the Company has not generated any revenue and is dependent on debt and equity infusions from the Parent or outside sources to sustain its operations. As shown in the accompanying financial statements, for the nine months ended September 30, 1998, the Company incurred a net loss of $(329,710) and had negative cash flows from operations of $(87,900). At September 30, 1998 the Company had an accumulated deficit of $(3,103,754), losses accumulated during the development stage of $(329,710) and negative working capital of $(203,650). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

             EXHIBIT        DESCRIPTION
             NUMBER

               11*          Computation of Per Share Earnings

               27*          Financial  Data  Schedule

                 *    Previously  filed.

     (b) No Reports on Form 8-K were filed by the Company during the quarter ending September 30, 1998:



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC.



By:    /s/  Louis G. Mehr
       Louis G. Mehr, President


Date:   April 2, 2002