Form 10QSB/A
period 1999-03-31
UNICORP INC /NEW
filed 2002-04-09
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                FORM 10-QSB / A-1

                                Amendment No.  1

     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the quarter period ended MARCH 31, 1999

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

The number of shares outstanding of each of issuer's classes of common equity, as of March 31, 1999 is 451,710 shares of $.01 par value voting common stock.


Not a Transitional Small Business Disclosure Format.

NOTE: This Form 10-QSB Amendment No. 1 amends our original Form 10-QSB which we filed on April 19, 2000; and amends and restates that filing in its entirety as follows:

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


                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

     (a) The financial statements of registrant for the three months ended March 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 AND
            FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                       JANUARY 1, 1998, TO MARCH 31, 1999

                                UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________


                                                                   PAGE(S)
                                                                   -------

Consolidated Condensed Balance Sheets as of March 31,
  1999 (unaudited) and December 31, 1998                              1

Unaudited Consolidated Condensed Statements of Operations
  for the three months ended March 31, 1999 and 1998, and
  for the period from inception of the development stage,
  January 1, 1998, to March 31, 1999                                  2

Unaudited Consolidated Condensed Statement of Stockholders'
  Deficit for the three months ended March 31, 1999                   3

Unaudited Consolidated Condensed Statements of Cash Flows
  for the three months ended March 31, 1999 and 1998, and
  for the period from inception of the development stage,
  January 1, 1998, to March 31, 1999                                  4

Notes to Unaudited Consolidated Condensed Financial Statements        5

                                  UNICORP, INC.
                     (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                                    __________


                                                        MARCH 31,
                                                           1999        DECEMBER
                                                        (RESTATED)     31, 1998
     ASSETS                                            (UNAUDITED)      (NOTE)
     ------                                            ------------  ------------
Current assets                                         $         -   $         -
Zeolite inventory                                          200,000       200,000
                                                       ------------  ------------

    Total assets                                       $   200,000   $   200,000
                                                       ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to the Parent                           $   200,000   $   200,000
  Accounts payable and accrued liabilities                  49,500        33,500
                                                       ------------  ------------

    Total current liabilities                              249,500       233,500
                                                       ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.01 par value; 50,000,000 shares
    authorized; 451,710 and 266,710 shares issued and
    outstanding at March 31, 1999 and December 31,
    1998, respectively                                       4,517         2,667
  Additional paid-in capital                             3,610,297     3,427,147
  Accumulated deficit                                   (3,103,754)   (3,103,754)
  Losses accumulated during the development stage         (552,560)     (359,560)
                                                       ------------  ------------

    Total stockholders' deficit                            (49,500)      (33,500)
                                                       ------------  ------------

      Total liabilities and stockholders' deficit      $   200,000   $   200,000
                                                       ============  ============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes require by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                      -1-

                                  UNICORP, INC.
                      (A CORPORATION IN THE DEVELOPMENT STAGE)
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     __________

                                                                       INCEPTION  OF
                                                                        DEVELOPMENT
                                                 THREE  MONTHS  ENDED      STAGE,
                                                      MARCH  31,        JANUARY  1,
                                               -----------------------   1998,  TO
                                                  1999         1998      MARCH 31,
                                                (RESTATED)  (RESTATED)     1999
                                               -----------  ----------  -----------
General and administrative expense             $  153,322   $ 146,989   $  494,382

Litigation expenses                                33,678           -       33,678

Interest expense                                    6,000       1,000       24,500
                                               -----------  ----------  -----------

Net loss                                       $ (193,000)  $(147,989)  $ (552,560)
                                               ===========  ==========  ===========

Basic and dilutive net loss per common share   $    (0.52)  $  (10.25)
                                               ===========  ==========

Weighted average common shares outstanding
  (basic and dilutive)                            373,424      14,442
                                               ===========  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                      -2-

                                                 UNICORP, INC.
                                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                   __________


                                                                                         LOSSES
                                                                                       ACCUMULATED
                                                          ADDITIONAL                   DURING THE
                                        COMMON    STOCK     PAID-IN     ACCUMULATED    DEVELOPMENT
                                        SHARES   AMOUNT     CAPITAL       DEFICIT         STAGE        TOTAL
                                        -------  -------  -----------  -------------  -------------  ----------
Balance at December 31, 1998, as
  restated                              266,710  $ 2,667  $ 3,427,147  $ (3,103,754)  $   (359,560)  $ (33,500)

Common stock issued for services
  provided to the Company               185,000    1,850      183,150             -              -     185,000

Net loss, as restated                         -        -            -             -       (193,000)   (193,000)
                                        -------  -------  -----------  -------------  -------------  ----------

Balance at March 31, 1999, as restated  451,710  $ 4,517  $ 3,610,297  $ (3,103,754)  $   (552,560)  $ (41,500)
                                        =======  =======  ===========  =============  =============  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                      -3-

                                         UNICORP, INC.
                            (A CORPORATION IN THE DEVELOPMENT STAGE)
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           __________

                                                                                  INCEPTION OF
                                                                                  DEVELOPMENT
                                                                                     STAGE,
                                                 THREE MONTHS ENDED  MARCH  31,    JANUARY 1,
                                                 ------------------------------     1998, TO
                                                      1999           1998           MARCH 31,
                                                   (RESTATED)      (RESTATED)         1999
                                                 --------------  --------------  --------------
Cash flows from operating activities:
  Net loss                                       $    (193,000)  $    (147,989)  $    (552,560)
  Adjustment to reconcile net loss to net cash
    used in operating activities                       193,000         147,989         464,660
                                                 --------------  --------------  --------------

      Net cash required by operating activities              -               -         (87,900)
                                                 --------------  --------------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock                         -               -          87,900
                                                 --------------  --------------  --------------

      Net cash provided by financing activities              -               -          87,900
                                                 --------------  --------------  --------------

Cash and cash equivalents, beginning of period               -               -               -
                                                 --------------  --------------  --------------

Cash and cash equivalents, end of period         $           -   $           -   $           -
                                                 ==============  ==============  ==============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                      -4-

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   GENERAL  INFORMATION  AND  DESCRIPTION  OF  BUSINESS
     ----------------------------------------------------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Unicorp, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

2.   DESCRIPTION  OF  BUSINESS
     -------------------------

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


                                    Continued
                                      -5-

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

     The impact of correcting these errors in application of generally accepted accounting principles on the financial statements as of and for the three months ended March 31, 1999 and 1998 is as follows:

                                                    1999           1998
                                                -------------  ------------
    Increase (decrease) in non-current assets   $(10,409,860)  $    200,000

    Increase (decrease) in current liabilities  $   (500,083)  $    297,989

    Decrease in non-current liabilities         $          -   $          -

    Decrease in Series A preferred stock        $ (5,800,000)  $          -

    Increase (decrease) in common stock and
      additional paid-in capital                $ (4,137,099)  $     50,000

    Change in accumulated deficit and losses
        incurred during the development stage   $    (27,322)  $    147,989

    Change in net loss                          $      8,000   $    147,989


                                    Continued
                                      -6-

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

4.   INCOME  TAXES
     -------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                         THREE MONTHS ENDED
                                                       ----------------------
                                                             MARCH  31,
                                                          1999       1998
                                                       (RESTATED)  (RESTATED)
                                                       ----------  ----------
    Benefit for income tax at Federal statutory rate        34.0%       34.0%

    Non-deductible expenses                                (32.6)      (11.5)

    Increase in valuation allowance                         (1.4)      (22.5)
                                                       ----------  ----------
      Total                                                    -%          -%
                                                       ==========  ==========

5.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the year ended December 31, 1998 and the three months ended March 31, 1999 the Company adopted various changes to its capital structure. Effective January 20, 1998, the Company's board of directors declared a 273 to 1 reverse stock split and effective February 11, 1999, the Company's board of directors declared a 5 for 1 reverse stock split. The reverse stock splits have been reflected in these financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts have been restated to reflect these stock splits on a retroactive basis.


6.   ZEOLITE  INVENTORY  PURCHASE
     ----------------------------

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


6.   ZEOLITE  INVENTORY  PURCHASE,  CONTINUED
     ----------------------------------------

     - When the Zeolite Purchase was negotiated, the Company was not authorized to issue preferred stock or multiple classes of common stock. This issue, coupled with the fact that the Company was unable to repay the $200,000 promissory upon maturity, resulted in litigation being filed against the Company by Equitable.

     - On March 1, 1999, Equitable was awarded 9,500,000 shares of the Company's Class A common stock and 9,500,000 shares of the Company's Class B common stock in final settlement of the Zeolite Purchase, including the $200,000 promissory note. The Company incurred legal fees of $33,678 in the litigation surrounding the Zeolite Purchase.

     Subsequent to March 31, 1999, the following additional developments in the Zeolite Purchase occurred:

     - At December 31, 1999, the zeolite inventory acquired in the Zeolite Purchase was written down to zero because the Company's planned usage of the mineral was abandoned and because management felt that it was not readily salable and did not fit into the Company's future plans. The impairment of the value of the zeolite results in a $200,000 write-down of assets to estimated net realizable.

     - The March 1, 1999 final settlement of the Zeolite Purchase presented further problems for the Company because the Company was still not authorized to issue multiple classes of common stock. The Company issued 9,500,000 shares of common stock to Equitable on March 9, 2000 and the $200,000 promissory note and related accrued interest of $46,500 was converted to equity at that date.

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


7.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its emergence as a development stage enterprise, the Company has not generated any revenue and is dependent on debt and equity infusions from the Parent or outside sources to sustain its operations. As shown in the accompanying financial statements, for the three months ended March 31, 1999, the Company incurred a net loss of $(193,000) and had no cash flows from operations. At March 31, 1999 the Company had an accumulated deficit of $(3,103,754), losses accumulated during the development stage of $(552,560) and negative working capital of $(241,500). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

7.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

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


8.   SUBSEQUENT  EVENTS
     ------------------

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

                           PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     The  following  listed Exhibits are filed as part of this Quarterly
             Report.

             EXHIBIT     DESCRIPTION
             NUMBER

              11*        Computation  of  Per  Share  Earnings

              27*        Financial  Data  Schedule

               *    Previously  filed.

     (b) No reports on Form 8-K were filed by the Company during the quarter ending March 31, 1999.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC.


By:   /S/  LOUIS  G.  MEHR
      Louis G. Mehr, President


Date:   April 8, 2002