Form 10QSB/A
period 1999-06-30
UNICORP INC /NEW
filed 2002-04-09
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                FORM 10-QSB / A-1

                                Amendment No.  1


     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the quarter period ended JUNE 30, 1999

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

The number of shares outstanding of each of issuer's classes of common equity, as of June 30, 1999 is 463,146 shares of $.01 par value voting common stock.

Not a Transitional Small Business Disclosure Format.

NOTE: This Form 10-QSB Amendment No. 1 amends our original Form 10-QSB which we filed on April 20, 2000; and amends and restates that filing in its entirety as follows:

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


                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

     (a) The financial statements of registrant for the six months ended June 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                ----------------



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 AND
            FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                        JANUARY 1, 1998, TO JUNE 30, 1999

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                -----------------

                                                                         PAGE(S)
                                                                         -------

Consolidated Condensed Balance Sheets as of June 30,
  1999 (unaudited) and December 31, 1998                                    1

Unaudited Consolidated Condensed Statements of Operations
  for the three months and six months ended March 31, 1999
  and 1998, and for the period from inception of the
  development stage, January 1, 1998, to June 30, 1999                      2

Unaudited Consolidated Condensed Statement of Stockholders'
  Deficit for the six months ended June 30, 1999                            3

Unaudited Consolidated Condensed Statements of Cash Flows
  for the six months ended June 30, 1999 and 1998, and
  for the period from inception of the development stage,
  January 1, 1998, to June 30, 1999                                         4

Notes to Unaudited Consolidated Condensed Financial Statements              5

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                ---------------

                                                         JUNE 30,
                                                           1999        DECEMBER
                                                        (RESTATED)     31,1998
     ASSETS                                            (UNAUDITED)      (NOTE)
     ------                                            ------------  ------------
Current assets                                         $         -   $         -
Zeolite inventory                                          200,000       200,000
                                                       ------------  ------------

    Total assets                                       $   200,000   $   200,000
                                                       ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to the Parent                           $   200,000   $   200,000
  Accounts payable and accrued liabilities                  49,500        33,500
                                                       ------------  ------------

    Total current liabilities                              249,500       233,500
                                                       ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.01 par value; 50,000,000 shares
    authorized; 463,146 and 266,710 shares issued and
    outstanding at June 30, 1999 and December 31,
    1998, respectively                                       4,631         2,667
  Additional paid-in capital                             3,621,619     3,427,147
  Accumulated deficit                                   (3,103,754)   (3,103,754)
  Losses accumulated during the development stage         (571,996)     (359,560)
                                                       ------------  ------------

    Total stockholders' deficit                            (49,500)      (33,500)
                                                       ------------  ------------

      Total liabilities and stockholders' deficit      $   200,000   $   200,000
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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                ---------------

                                                                                 INCEPTION OF
                                                                                  DEVELOPMENT
                               THREE MONTHS ENDED         SIX MONTHS ENDED           STAGE,
                                     JUNE 30,                 JUNE 30,             JANUARY 1,
                             ------------------------  ------------------------    1998, TO
                                1999         1998         1999         1998        JUNE 30,
                             (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)       1999
                             -----------  -----------  -----------  -----------  -------------
General and administrative
  expense                    $   13,436   $  121,989   $  166,758   $  268,978   $    507,818

Litigation expense                    -            -       33,678            -         33,678

Interest expense                  6,000        5,500       12,000        6,500         30,500
                             -----------  -----------  -----------  -----------  -------------

Net loss                     $  (19,436)  $ (127,489)  $ (212,436)  $ (275,478)  $   (571,996)
                             ===========  ===========  ===========  ===========  =============

Basic and dilutive net
  loss per common share      $    (0.04)  $    (0.58)  $    (0.51)  $    (2.35)
                             ===========  ===========  ===========  ===========

Weighted average common
  shares outstanding
  (basic and dilutive)          464,577      219,780      419,001      117,111
                             ===========  ===========  ===========  ===========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                ---------------

                                                                                               LOSSES
                                                                                             ACCUMULATED
                                                                ADDITIONAL                   DURING THE
                                             COMMON STOCK        PAID-IN      ACCUMULATED    DEVELOPMENT
                                          SHARES      AMOUNT     CAPITAL        DEFICIT         STAGE        TOTAL
                                       ------------  --------  ------------  -------------  -------------  ----------
Balance at December 31, 1998, as
  restated                                  266,710  $  2,667  $  3,427,147  $ (3,103,754)  $   (359,560)  $ (33,500)

Common stock issued for services
  provided to the Company                   196,436     1,964       194,472             -              -     196,436

Net loss, as restated                             -         -             -             -       (212,436)   (212,436)
                                       ------------  --------  ------------  -------------  -------------  ----------

Balance at June 30, 1999, as restated       463,146  $  4,631  $  3,621,619  $ (3,103,754)  $   (571,996)  $ (49,500)
                                       ============  ========  ============  =============  =============  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                ---------------

                                                                                  INCEPTION OF
                                                                                   DEVELOPMENT
                                                                                     STAGE,
                                                                                   JANUARY 1,
                                                    SIX MONTHS ENDED JUNE 30,       1998, TO
                                                 ------------------------------     JUNE 30,
                                                     1999            1998            1999
                                                  (RESTATED)      (RESTATED)      (RESTATED)
                                                 -------------  ---------------  -------------
Cash flows from operating activities:
  Net loss                                       $   (212,436)  $     (275,478)  $   (571,996)
  Adjustment to reconcile net loss to net cash
    used in operating activities                      212,436          187,578        484,096
                                                 -------------  ---------------  -------------

      Net cash required by operating activities             -          (87,900)       (87,900)
                                                 -------------  ---------------  -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                        -           87,900         87,900
                                                 -------------  ---------------  -------------

      Net cash provided by financing activities             -           87,900         87,900
                                                 -------------  ---------------  -------------

Cash and cash equivalents, beginning of period              -                -              -
                                                 -------------  ---------------  -------------

Cash and cash equivalents, end of period         $          -   $            -   $          -
                                                 =============  ===============  =============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ---------------

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

                                ---------------

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

     The impact of correcting these errors in application of generally accepted accounting principles on the financial statements as of and for the six months ended June 30, 1999 and 1998 is as follows:

                                                1999         1998
                                            -------------  --------
Increase (decrease) in non-current assets   $(10,409,860)  $200,000

Increase (decrease) in current liabilities  $   (650,011)  $312,578

Decrease in non-current liabilities         $          -   $      -

Decrease in Series A preferred stock        $ (5,800,000)  $      -

Increase (decrease) in common stock and
  additional paid-in capital                $ (4,125,663)  $162,900

Change in accumulated deficit and losses
  incurred during the development stage     $    165,814   $275,478

Change in net loss                          $      7,242   $275,478


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                ----------------

4.   INCOME  TAXES
     -------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30,               JUNE 30,
                             ----------------------  ----------------------
                                1999        1998        1999        1998
                             (RESTATED)  (RESTATED)  (RESTATED)  (RESTATED)
                             ----------  ----------  ----------  ----------
  Benefit for income tax at
    Federal statutory rate        34.0%       34.0%       34.0%       34.0%

  Non-deductible expenses        (20.0)       (6.7)      (32.6)       (9.2)

  Increase in valuation
    allowance                    (14.0)      (24.8)       (1.4)      (24.8)
                             ----------  ----------  ----------  ----------

    Total                            -%          -%          -%          -%
                             ==========  ==========  ==========  ==========


5.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the year ended December 31, 1998 and the six months ended June 30, 1999 the Company adopted various changes to its capital structure. Effective January 20, 1998, the Company's board of directors declared a 273 to 1 reverse stock split and effective February 11, 1999, the Company's board of directors declared a 5 for 1 reverse stock split. The reverse stock splits have been reflected in these financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts have been restated to reflect these stock splits on a retroactive basis.

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


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 --------------


9.   ZEOLITE  INVENTORY  PURCHASE,  CONTINUED
     ----------------------------------------

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

     Subsequent to June 30, 1999, the following additional developments in the Zeolite Purchase occurred:

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

7.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its emergence as a development stage enterprise, the Company has not generated any revenue and is dependent on debt and equity infusions from the Parent or outside sources to sustain its operations. As shown in the accompanying financial statements, for the six months ended June 30, 1999, the Company incurred a net loss of $(212,436) and had no cash flows from operations. At June 30, 1999 the Company had an accumulated deficit of $(3,103,754), losses accumulated during the development stage of $(571,996) and negative working capital of $(249,500). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                ---------------

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

          EXHIBIT     DESCRIPTION
          NUMBER

            11*       Computation of Per Share Earnings

            27*       Financial Data Schedule

              *   Previously filed.

     (b) The following reports on Form 8-K were filed by the Company during the quarter ending June 30, 1999:

          (1) Current Report on Form 8-K for the Company dated March 1, 1999 and filed April 14, 1999, Commission File No. 2-73389, reporting the acquisition of Auto Axzpt.Com, Inc. ( a non existing company).



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC.


By:    /S/  LOUIS  G.  MEHR
       Louis  G.  Mehr,  President


Date:  April 8, 2002