Form 10QSB/A
period 1999-09-30
UNICORP INC /NEW
filed 2002-04-09
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549




                                FORM 10-QSB / A-1

                                AMENDMENT NO.  1


     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                 For the quarter period ended SEPTEMBER 30, 1999

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

The number of shares outstanding of each of issuer's classes of common equity, as of September 30, 1999 is 474,584 shares of $.01 par value voting common stock.

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


                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

     (a) The financial statements of registrant for the nine months ended September 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                ---------------




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                     JANUARY 1, 1998, TO SEPTEMBER 30, 1999

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                  -------------

                                                                         PAGE(S)
                                                                         -------

Consolidated Condensed Balance Sheets as of September 30,
  1999 (unaudited) and December 31, 1998                                   1

Unaudited Consolidated Condensed Statements of Operations
  for the three months and nine months ended September 30,
  1999 and 1998, and for the period from inception of the
  development stage, January 1, 1998, to September 30, 1999                2

Unaudited Consolidated Condensed Statement of Stockholders'
  Deficit for the nine months ended September 30, 1999                     3

Unaudited Consolidated Condensed Statements of Cash Flows
  for the nine months ended September 30, 1999 and 1998, and for the period from inception of the development stage,
  January 1, 1998, to September 30, 1999                                   4

Notes to Unaudited Consolidated Condensed Financial Statements             5

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                  -----------

                                                               SEPTEMBER
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
                                                              ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to the Parent                                  $   200,000   $   200,000
  Accounts payable and accrued liabilities                         57,000        33,500
                                                              ------------  ------------

    Total current liabilities                                     257,000       233,500
                                                              ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.01 par value; 50,000,000 shares
    authorized; 474,584 and 266,710 shares issued and
    outstanding at September 30, 1999 and December 31,
    1998, respectively                                              4,746         2,667
  Additional paid-in capital                                    3,632,942     3,427,147
  Accumulated deficit                                          (3,103,754)   (3,103,754)
  Losses accumulated during the development stage                (590,934)     (359,560)
                                                              ------------  ------------

    Total stockholders' deficit                                   (57,000)      (33,500)
                                                              ------------  ------------

      Total liabilities and stockholders' deficit             $   200,000   $   200,000
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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
     UNAUDITED  CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS

                                  -----------

                                                                                         INCEPTION OF
                                                                                         DEVELOPMENT
                                                                                            STAGE,
                                    THREE MONTHS ENDED          NINE MONTHS ENDED         JANUARY 1,
                                       SEPTEMBER 30,              SEPTEMBER 30,            1998, TO
                              -----------------------------  -------------------------    SEPTEMBER
                                   1999            1998         1999          1998         30, 1999
                                (RESTATED)      (RESTATED)    (RESTATED)   (RESTATED)    (RESTATED)
                              ---------------  ------------  -----------  ------------  --------------
General and administrative
  expense                     $       12,938   $    48,232   $  179,696   $   317,210   $     520,756

Litigation expense                         -             -       33,678             -          33,678

Interest expense                       6,000         6,000       18,000        12,500          36,500
                              ---------------  ------------  -----------  ------------  --------------

Net loss                      $      (18,938)  $   (54,232)  $ (231,374)  $  (329,710)  $    (590,934)
                              ===============  ============  ===========  ============  ==============

Basic and dilutive net loss
  per common share            $        (0.04)  $     (0.23)  $    (0.53)  $     (2.08)
                              ===============  ============  ===========  ============

Weighted average common
  shares outstanding (basic
  and dilutive)                      473,155       240,332      437,052       158,185
                              ===============  ============  ===========  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   ----------


                                                                                        LOSSES
                                                                                      ACCUMULATED
                                                          ADDITIONAL                  DURING THE
                                       COMMON STOCK       PAID-IN      ACCUMULATED    DEVELOPMENT
                                     SHARES     AMOUNT    CAPITAL        DEFICIT        STAGE       TOTAL
                                   ----------  --------  ------------  -------------  ----------  ----------
Balance at December 31, 1998, as
  restated                            266,710  $  2,667  $  3,427,147  $ (3,103,754)  $(359,560)  $ (33,500)

Common stock issued for services
  provided to the Company             207,874     2,079       205,795             -           -     207,874

Net loss, as restated                       -         -             -             -    (231,374)   (231,374)
                                   ----------  --------  ------------  -------------  ----------  ----------

Balance at September 30, 1999, as
  restated                            474,584  $  4,746  $  3,632,942  $ (3,103,754)  $(590,934)  $ (57,000)
                                   ==========  ========  ============  =============  ==========  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  -----------

                                                                              INCEPTION OF
                                                                               DEVELOPMENT
                                                                                 STAGE,
                                                      NINE MONTHS ENDED        JANUARY 1,
                                                        SEPTEMBER 30,          1998, TO
                                                 --------------------------    SEPTEMBER
                                                    1999           1998        30, 1999
                                                 (RESTATED)     (RESTATED)    (RESTATED)
                                                 -----------  --------------  -----------
Cash flows from operating activities:
  Net loss                                       $ (231,374)  $    (329,710)  $ (590,934)
  Adjustment to reconcile net loss to net cash
    used in operating activities                    231,374         241,810      503,034
                                                 -----------  --------------  -----------

      Net cash required by operating activities           -         (87,900)     (87,900)
                                                 -----------  --------------  -----------

Cash flows from financing activities:
  Proceeds from sale of common stock                      -          87,900       87,900
                                                 -----------  --------------  -----------

      Net cash provided by financing activities           -          87,900       87,900
                                                 -----------  --------------  -----------

Cash and cash equivalents, beginning of period            -               -            -
                                                 -----------  --------------  -----------

Cash and cash equivalents, end of period         $        -   $           -   $        -
                                                 ===========  ==============  ===========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

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

2.   DESCRIPTION OF BUSINESS
     -----------------------

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

                                  ------------

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

     The impact of correcting these errors in application of generally accepted accounting principles on the financial statements as of and for the nine months ended September 30, 1999 and 1998 is as follows:

                                                 1999         1998
                                             -------------  --------
Increase (decrease) in non-current assets    $(10,409,860)  $200,000

Increase (decrease) in current liabilities   $   (765,761)  $196,150

Decrease in Series A preferred stock         $ (5,800,000)  $      -

Increase (decrease) in common stock and
  additional paid-in capital                 $ (4,114,225)  $333,560

Change in accumulated deficit and losses
   incurred during the development stage     $    270,126   $329,710

Change in net loss                           $    (11,696)  $329,710


                                    CONTINUED

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

4.   INCOME  TAXES
     -------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                   SEPTEMBER 30,          SEPTEMBER 30,
                             -----------------------  ----------------------
                                1999        1998         1999        1998
                             (RESTATED)  (RESTATED)   (RESTATED)  (RESTATED)
                             ----------  -----------  ----------  ----------
  Benefit for income tax at
    Federal statutory rate        34.0%        34.0%       34.0%       34.0%

  Non-deductible expenses        (20.0)       (34.0)      (30.5)      (25.3)

  Increase in valuation
    allowance                    (14.0)           -        (3.5)       (8.7)
                             ----------  -----------  ----------  ----------

    Total                            -%           -%          -%          -%
                             ==========  ===========  ==========  ==========

5.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the year ended December 31, 1998 and the nine months ended September 30, 1999 the Company adopted various changes to its capital structure. Effective January 20, 1998, the Company's board of directors declared a 273 to 1 reverse stock split and effective February 11, 1999, the Company's board of directors declared a 5 for 1 reverse stock split. The reverse stock splits have been reflected in these financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts have been restated to reflect these stock splits on a retroactive basis.


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

                                  -----------


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

     Subsequent to September 30, 1999, the following additional developments in the Zeolite Purchase occurred:

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


7.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its emergence as a development stage enterprise, the Company has not generated any revenue and is dependent on debt and equity infusions from the Parent or outside sources to sustain its operations. As shown in the accompanying financial statements, for the nine months ended September 30, 1999, the Company incurred a net loss of $(231,374) and had no cash flows from operations. At September 30, 1999 the Company had an accumulated deficit of $(3,103,754), losses accumulated during the development stage of $(590,934) and negative working capital of $(257,000). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


                                    CONTINUED

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                  -----------

7.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

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


          EXHIBIT     DESCRIPTION
          NUMBER

            11*       Computation of Per Share Earnings

            27*       Financial Data Schedule

              *   Previously  filed.

     (b) No reports on Form 8-K were filed by the Company during the quarter ending September 30, 1999.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC.


By:   /S/  LOUIS  G.  MEHR
      Louis  G.  Mehr,  President


Date:  April 8, 2002