Form 10QSB/A
period 2000-03-31
UNICORP INC /NEW
filed 2002-04-12
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549




                                FORM 10-QSB / A-1

                                Amendment No.  1

     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the quarter period ended MARCH 31, 2000

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

The number of shares outstanding of each of issuer's classes of common equity, as of March 31, 2000 is 9,986,020 shares of $.01 par value voting common stock.


Not a Transitional Small Business Disclosure Format.

NOTE: This Form 10-QSB Amendment No. 1 amends our original Form 10-QSB which we filed on May 15, 2000; and amends and restates that filing in its entirety as follows:

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


                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

     (a) The financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   -----------




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND
            FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                       JANUARY 1, 1998, TO MARCH 31, 2000

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                   -----------

                                                                         PAGE(S)
                                                                         -------

Consolidated Condensed Balance Sheets as of March 31,
  2000 (unaudited) and December 31, 1999                                    1

Unaudited Consolidated Condensed Statements of Operations
  for the three months ended March 31, 2000 and 1999, and
  for the period from inception of the development stage,
  January 1, 1998, to March 31, 2000                                        2

Unaudited Consolidated Condensed Statement of Stockholders'
  Deficit for the three months ended March 31, 2000                         3

Unaudited Consolidated Condensed Statements of Cash Flows
  for the three months ended March 31, 2000 and 1999, and
  for the period from inception of the development stage,
  January 1, 1998, to March 31, 2000                                        4

Notes to Unaudited Consolidated Condensed Financial Statements              5

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                   -----------


                                                           MARCH 31,     DECEMBER
                                                             2000        31,1999
         ASSETS                                           (UNAUDITED)     (NOTE)
         ------                                          ------------  ------------

Current assets                                           $         -   $         -
                                                         ------------  ------------

    Total assets                                         $         -   $         -
                                                         ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to the Parent                             $         -   $   200,000
  Accounts payable and accrued liabilities                    88,086        65,000
                                                         ------------  ------------

    Total current liabilities                                 88,086       265,000
                                                         ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.01 par value; 50,000,000 shares
    authorized; 9,986,020 and 486,020 shares issued and
    outstanding at March 31, 2000 and December 31,
    1999, respectively                                        99,860         4,860
  Additional paid-in capital                               3,795,764     3,644,264
  Accumulated deficit                                     (3,103,754)   (3,103,754)
  Losses accumulated during the development stage           (879,956)     (810,370)
                                                         ------------  ------------

    Total stockholders' deficit                              (88,086)     (265,000)
                                                         ------------  ------------

      Total liabilities and stockholders' deficit        $         -   $   200,000
                                                         ============  ============


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes require by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   -----------


                                                                                  INCEPTION OF
                                                                                  DEVELOPMENT
                                                                                     STAGE,
                                                                                   JANUARY 1,
                                                THREE MONTHS ENDED MARCH 31,        1998, TO
                                                ----------------------------        MARCH 31,
                                                    2000             1999             2000
                                                 (RESTATED        (RESTATED)       (RESTATED)
                                               --------------  -----------------  -------------
General and administrative expense             $      65,586   $        153,322   $    530,192

Litigation expense                                         -             33,678         33,678

Loss from write-down of assets to
  estimated net realizable value                           -                  -        200,000

Interest expense                                       4,000              6,000         46,500
                                               --------------  -----------------  -------------

Net loss                                       $     (69,586)  $       (193,000)  $   (810,370)
                                               ==============  =================  =============

Basic and dilutive net loss per common share   $       (0.02)  $          (0.52)
                                               ==============  =================

Weighted average common shares outstanding
  (basic and dilutive)                             2,906,564            373,424
                                               ==============  =================


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   -----------


                                                                                                LOSSES
                                                                                              ACCUMULATED
                                                                  ADDITIONAL                  DURING THE
                                              COMMON STOCK         PAID-IN     ACCUMULATED    DEVELOPMENT
                                           SHARES      AMOUNT      CAPITAL       DEFICIT         STAGE        TOTAL
                                        ------------  --------  ------------  -------------  -------------  ----------
Balance at December 31, 1999, as
  restated                                   486,020  $  4,860  $  3,644,264  $ (3,103,754)  $   (810,370)  $(265,000)

Issuance of common stock to complete
  zeolite inventory purchase from
  Equitable                                9,500,000    95,000       151,500             -              -     246,500

Net loss                                           -         -             -             -        (69,586)    (69,586)
                                        ------------  --------  ------------  -------------  -------------  ----------

Balance at March 31, 2000, as restated     9,986,020  $ 99,860  $  3,795,764  $ (3,103,754)  $   (879,956)  $ (88,086)
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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   -----------


                                                                                    INCEPTION OF
                                                                                     DEVELOPMENT
                                                                                       STAGE,
                                                                                     JANUARY 1,
                                                    THREE MONTHS ENDED MARCH 31,      1998, TO
                                                    ----------------------------      MARCH 31,
                                                      2000             1999             2000
                                                   (RESTATED)       (RESTATED)       (RESTATED)
                                                 --------------  -----------------  -------------
Cash flows from operating activities:
  Net loss                                       $     (69,586)  $       (193,000)  $   (887,456)
  Adjustment to reconcile net loss to net cash
    used in operating activities                        69,586            193,000        799,556
                                                 --------------  -----------------  -------------

      Net cash required by operating activities              -                  -        (87,900)
                                                 --------------  -----------------  -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                         -                  -         87,900
                                                 --------------  -----------------  -------------

      Net cash provided by financing activities              -                  -         87,900
                                                 --------------  -----------------  -------------

Cash and cash equivalents, beginning of period               -                  -              -
                                                 --------------  -----------------  -------------

Cash and cash equivalents, end of period         $           -   $              -   $          -
                                                 ==============  =================  =============


     The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

1.   GENERAL INFORMATION AND DESCRIPTION OF BUSINESS
     -----------------------------------------------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Unicorp, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   -----------

3.   PRIOR PERIOD ADJUSTMENTS
     ------------------------

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

     The impact of correcting these errors in application of generally accepted accounting principles on the financial statements as of and for the three months ended March 31, 2000 and 1999 is as follows:

                                                 2000           1999
                                             -------------  -------------
Decrease in non-current assets               $(10,609,860)  $(10,409,860

Increase (decrease) in current liabilities   $     29,310   $   (500,083)

Decrease in Series A preferred stock         $          -   $ (5,800,000)

Decrease in common stock and additional
  paid-in capital                            $ (9,856,289)  $ (4,137,099)

Change in accumulated deficit and losses
      incurred during the development stage  $   (782,881)  $    (27,322)

Change in net loss                           $    (67,988)  $      8,000


4.   INCOME TAXES
     ------------

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


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   -----------

4.   INCOME TAXES
     ------------

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------
  Benefit for income tax at Federal statutory rate       34.0%       34.0%

  Non-deductible expenses                                   -       (32.6)

  Increase in valuation allowance                       (34.0)       (1.4)
                                                    ----------  ----------

    Total                                                   -%          -%
                                                    ==========  ==========


5.   AMENDMENT TO ARTICLES OF INCORPORATION
     --------------------------------------

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


6.   SUBSEQUENT EVENT
     ----------------

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

            EXHIBIT            DESCRIPTION
            NUMBER

              11*              Computation of Per Share Earnings

              27*              Financial Data Schedule

                *   Previously  filed.

     (b) No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2000:


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC.


By:    /s/  LOUIS G. MEHR
       Louis G. Mehr, President


Date:  April 9, 2002