Form 10QSB/A
period 2000-09-30
UNICORP INC /NEW
filed 2002-04-12
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549




                                FORM 10-QSB / A-1

                                AMENDMENT NO.  1


     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                 For the quarter period ended SEPTEMBER 30, 2000

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

The number of shares outstanding of each of issuer's classes of common equity, as of September 30, 2000 is 9,986,020 shares of $.01 par value voting common stock.


Not  a  Transitional  Small  Business  Disclosure  Format.

NOTE: This Form 10-QSB Amendment No. 1 amends our original Form 10-QSB which we filed on November 14, 2000; and amends and restates that filing in its entirety as follows:

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


                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

     (a) The financial statements of registrant for the nine months ended September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   __________



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
             FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                     JANUARY 1, 1998, TO SEPTEMBER 30, 2000

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                   __________

                                                                         Page(s)
                                                                         -------

Consolidated Condensed Balance Sheets as of September 30,
  2000 (unaudited) and December 31, 1999                                    1

Unaudited Consolidated Condensed Statements of Operations
  for the three months and nine months ended September 30,
  2000 and 1999, and for the period from inception of the
  development stage, January 1, 1998, to September 30, 2000                 2

Unaudited Consolidated Condensed Statement of Stockholders'
  Deficit for the nine months ended September 30, 2000                      3

Unaudited Consolidated Condensed Statements of Cash Flows
  for the nine months ended September 30, 2000 and 1999, and for the period from inception of the development stage,
  January 1, 1998, to September 30, 2000                                    4

Notes to Unaudited Consolidated Condensed Financial Statements              5

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                   __________

                                                          SEPTEMBER      DECEMBER
                                                          30, 2000       31, 1999
     ASSETS                                              (UNAUDITED)      (NOTE)
     ------                                              ------------  ------------
Current assets                                           $         -   $         -
                                                         ------------  ------------

    Total assets                                         $         -   $         -
                                                         ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to the Parent                             $         -   $   200,000
  Accounts payable and accrued liabilities                    93,086        65,000
                                                         ------------  ------------

    Total current liabilities                                 93,086       265,000
                                                         ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.01 par value; 50,000,000 shares
    authorized; 9,986,020 and 486,020 shares issued and
    outstanding at September 30, 2000 and December 31,
    1999, respectively                                        99,860         4,860
  Additional paid-in capital                               3,795,764     3,644,264
  Accumulated deficit                                     (3,103,754)   (3,103,754)
  Losses accumulated during the development stage           (884,956)     (810,370)
                                                         ------------  ------------

    Total stockholders' deficit                              (93,086)     (265,000)
                                                         ------------  ------------

      Total liabilities and stockholders' deficit        $         -   $   200,000
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

                                        UNICORP, INC.
                          (A CORPORATION IN THE DEVELOPMENT STAGE)
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                         __________

                                                                                  Inception of
                                                                                   Development
                                                                                     Stage,
                               Three  Months  Ended      Nine  Months  Ended       January 1,
                                  September  30,           September  30,          1998,  to
                             ------------------------  ------------------------    September
                                2000         1999         2000         1999         30, 2000
                             (Restated)   (Restated)   (Restated)   (Restated)     (Restated)
                             -----------  -----------  -----------  -----------  --------------
General and administrative
  expense                    $    2,500   $   12,938   $   70,586   $  179,696   $     604,778

Litigation expense                    -            -            -       33,678          33,678

Loss from write-down of
  assets to estimated net
  realizable value                    -            -            -            -         200,000

Interest expense                      -        6,000        4,000       18,000          46,500
                             -----------  -----------  -----------  -----------  --------------

Net loss                     $   (2,500)  $  (18,938)  $  (74,586)  $ (231,374)  $    (884,956)
                             ===========  ===========  ===========  ===========  ==============

Basic and dilutive net
  loss per common share      $    (0.00)  $    (0.04)  $    (0.01)  $    (0.53)
                             ===========  ===========  ===========  ===========

Weighted average common
  shares outstanding
  (basic and dilutive)        9,986,020      473,155    7,626,201      437,052
                             ===========  ===========  ===========  ===========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                              UNICORP, INC.
                                (A CORPORATION IN THE DEVELOPMENT STAGE)
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                              for the nine months ended September 30, 2000

                                               __________

                                                                                         Losses
                                                                                       Accumulated
                                                          Additional                   During  the
                                        Common  Stock       Paid-In     Accumulated    Development
                                       Shares    Amount     Capital       Deficit         Stage        Total
                                      ---------  -------  -----------  -------------  -------------  ----------
Balance at December 31, 1999, as
  restated                              486,020  $ 4,860  $ 3,644,264  $ (3,103,754)  $   (810,370)  $(265,000)

Issuance of common stock to complete
  zeolite inventory purchase from
  Equitable                           9,500,000   95,000      151,500             -              -     246,500

Net loss                                      -        -            -             -        (74,586)    (74,586)
                                      ---------  -------  -----------  -------------  -------------  ----------

Balance at September 30, 2000, as
  restated                            9,986,020  $99,860  $ 3,795,764  $ (3,103,754)  $   (884,956)  $ (93,086)
                                      =========  =======  ===========  =============  =============  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   __________

                                                                       Inception of
                                                                       Development
                                             Nine  Months  Ended          Stage,
                                               September 30,            January 1,
                                           ------------------------     1998,  to
                                              2000         1999         September
                                           (Restated)   (Restated)      30, 2000
                                           -----------  -----------  --------------
Cash flows from operating activities:
  Net loss                                 $  (74,586)  $ (231,374)  $    (884,956)
  Adjustment to reconcile net loss to net
    cash used in operating activities          74,586      231,374         797,056
                                           -----------  -----------  --------------

      Net cash required by operating
        activities                                  -            -         (87,900)
                                           -----------  -----------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock                -            -          87,900
                                           -----------  -----------  --------------

    Net cash provided by financing
      activities                                    -            -          87,900
                                           -----------  -----------  --------------

Cash and cash equivalents, beginning of
  period                                            -            -               -
                                           -----------  -----------  --------------

Cash and cash equivalents, end of period   $        -   $        -   $           -
                                           ===========  ===========  ==============


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

     The impact of correcting these errors in application of generally accepted accounting principles on the financial statements as of and for the nine months ended September 30, 2000 and 1999 is as follows:

                                                 2000            1999
                                             -------------  -------------
Decrease in non-current assets               $(10,609,860)  $(10,409,860)

Decrease in current liabilities              $     (8,848)  $   (765,761)

Decrease in Series A preferred stock         $          -   $ (5,800,000)

Decrease in common stock and additional
  paid-in capital                            $ (9,856,289)  $ (4,114,225)

Change in accumulated deficit and losses
  incurred during the development stage      $   (744,723)  $    270,126

Change in net loss                           $    (29,831)  $    (11,696)

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


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   __________

4.   Income  Taxes,  continued
     -------------------------

                               Three  Months  Ended    Nine  Months  Ended
                                  September  30,         September  30,
                             ----------------------  ----------------------
                                2000        1999        2000        1999
                             (Restated)  (Restated)  (Restated)  (Restated)
                             ----------  ----------  ----------  ----------
  Benefit for income tax at
    Federal statutory rate        34.0%       34.0%       34.0%       34.0%

  Non-deductible expenses            -       (20.0)          -       (30.5)

  Increase in valuation
    allowance                    (34.0)      (14.0)      (34.0)       (3.5)
                             ----------  ----------  ----------  ----------

    Total                            -%          -%          -%          -%
                             ==========  ==========  ==========  ==========

5.   Amendment  to  Articles  of  Incorporation
     ------------------------------------------

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


5.   Subsequent  Event
     -----------------

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

          EXHIBIT      DESCRIPTION
          NUMBER

            11*        Computation of Per Share Earnings

            27*        Financial Data Schedule

              *    Previously filed.

     (b) No reports on Form 8-K were filed by the Company during the quarter ending September 30, 2000:


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC.


By:    /S/  LOUIS G. MEHR
       Louis G. Mehr, President


Date:  April 9, 2002