Form 10QSB
period 2001-03-31
UNICORP INC /NEW
filed 2002-04-12
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549




                                   FORM 10-QSB



    QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                  For the quarter period ended MARCH 31, 2001

                        Commission File Number: 2-73389


                                  UNICORP, INC.

               NEVADA                                   75-1764386
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


                                C/O Louis G. Mehr
                                1907 Tarpley Ct.
                                Katy, Texas 77493
                            Telephone: (281) 347-1221

           (Address of Principal Executive Offices and Telephone no.)


                            One Riverway, Suite 1700
                              Houston, Texas77056
                            Telephone: (713) 961-2696

                  (Former Address if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     [X] Yes  [ ] No

The number of shares outstanding of each of issuer's classes of common equity, as of March 31, 2001 is 9,986,020 shares of $.01 par value voting common stock.


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


                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

     (a) The financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                  -----------




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
            FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                       JANUARY 1, 1998, TO MARCH 31, 2001

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                  -----------

                                                                         PAGE(S)
                                                                         -------

Consolidated  Condensed  Balance  Sheets  as  of  March  31,
  2001  (unaudited)  and  December  31,  2000                               1

Unaudited  Consolidated  Condensed  Statements  of  Operations
  for  the  three  months  ended  March  31,  2001  and  2000,  and for  the  period  from  inception  of  the  development  stage,
  January  1,  1998,  to  March  31,  2001                                  2

Unaudited  Consolidated  Condensed  Statement  of  Stockholders'
  Deficit  for  the  three  months  ended  March  31,  2001                 3

Unaudited  Consolidated  Condensed  Statements  of  Cash  Flows
  for  the  three  months  ended  March  31,  2001  and  2000,  and for  the  period  from  inception  of  the  development  stage,
  January  1,  1998,  to  March  31,  2001                                  4

Notes  to  Unaudited  Consolidated  Condensed  Financial  Statements        5

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                  -----------


                                                      MARCH 31,      DECEMBER
                                                        2001         31, 2000
     ASSETS                                          (UNAUDITED)      (NOTE)
     ------                                         ------------  ------------

Current assets                                      $         -   $         -
                                                    ------------  ------------

    Total assets                                    $         -   $         -
                                                    ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities          $         -   $    95,586
                                                    ------------  ------------

    Total current liabilities                                 -        95,586
                                                    ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.01 par value; 50,000,000 shares
    authorized; 9,986,020 shares issued and
    outstanding                                          99,860        99,860
  Additional paid-in capital                          3,891,350     3,795,764
  Accumulated deficit                                (3,103,754)   (3,103,754)
  Losses accumulated during the development stage      (887,456)     (887,456)
                                                    ------------  ------------

    Total stockholders' deficit                               -       (95,586)
                                                    ------------  ------------

     Total liabilities and stockholders' deficit    $         -   $         -
                                                    ============  ============


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes require by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  -----------


                                                                        INCEPTION OF
                                                                         DEVELOPMENT
                                                                           STAGE,
                                                  THREE MONTHS ENDED      JANUARY 1,
                                                       MARCH 31,          1998, TO
                                               -----------------------    MARCH 31,
                                                  2001        2000          2001
                                               ----------  -----------  -------------
General and administrative expense             $        -  $   65,586   $    607,278

Litigation expense                                      -           -         33,678

Loss from write-down of assets to
  estimated net realizable value                        -           -        200,000

Interest expense                                        -       4,000         46,500
                                               ----------  -----------  -------------

Net loss                                       $        -  $  (69,586)  $   (887,456)
                                               ==========  ===========  =============

Basic and dilutive net loss per common share   $     0.00  $    (0.02)
                                               ==========  ===========

Weighted average common shares outstanding
  (basic and dilutive)                          9,986,020   2,906,564
                                               ==========  ===========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                  -----------


                                                                                   LOSSES
                                                                                 ACCUMULATED
                                                    ADDITIONAL                   DURING THE
                                   COMMON STOCK      PAID-IN      ACCUMULATED    DEVELOPMENT
                                 SHARES    AMOUNT    CAPITAL        DEFICIT         STAGE        TOTAL
                                ---------  -------  -----------  -------------  -------------  ---------
Balance at December 31, 2000    9,986,020  $99,860  $ 3,795,764  $ (3,103,754)  $   (887,456)  $(95,586)

Capital contribution by Parent          -        -       95,586             -              -     95,586

Net loss                                -        -            -             -              -          -
                                ---------  -------  -----------  -------------  -------------  ---------

Balance at March 31, 2001       9,986,020  $99,860  $ 3,891,350  $ (3,103,754)  $   (887,456)  $      -
                                =========  =======  ===========  =============  =============  =========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  -----------


                                                                            INCEPTION OF
                                                                            DEVELOPMENT
                                                                              STAGE,
                                                   THREE MONTHS ENDED        JANUARY 1,
                                                        MARCH 31,            1998, TO
                                                 ------------------------    MARCH 31,
                                                    2001         2000          2001
                                                 -----------  -----------  -------------
Cash flows from operating activities:
  Net loss                                       $        -   $  (69,586)  $   (887,456)
  Adjustment to reconcile net loss to net cash
    used in operating activities                    (95,586)      69,586        703,970
                                                 -----------  -----------  -------------

      Net cash required by operating activities     (95,586)           -       (183,486)
                                                 -----------  -----------  -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                      -            -         87,900
  Capital contribution by Parent                     95,586            -         95,586
                                                 -----------  -----------  -------------

      Net cash provided by financing activities      95,586            -        183,486
                                                 -----------  -----------  -------------

Cash and cash equivalents, beginning of period            -            -              -
                                                 -----------  -----------  -------------

Cash and cash equivalents, end of period         $        -   $        -   $          -
                                                 ===========  ===========  =============


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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

1.   GENERAL INFORMATION AND DESCRIPTION OF BUSINESS
     -----------------------------------------------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Unicorp, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                  -----------

3.   INCOME TAXES
     ------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                      THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------
                                                        2001             2000
                                                    -------------  ----------------
  Benefit for income tax at Federal statutory rate           -  %             34.0%

  Increase in valuation allowance                            -               (34.0)
                                                    -------------  ----------------
    Total                                                    -  %              -  %
                                                    =============  ================

4.   SPIN-OFF OF TEXAS-NEVADA OIL & GAS CO., INC.
     --------------------------------------------

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

The  Proposed  Spin-offs

     In order to facilitate a potential merger for Unicorp and to try to create multiple acquisition opportunities for our shareholders, we are distributing all of the shares we own in our wholly owned subsidiaries, Texas-Nevada Oil & Gas Co. ("Texas-Nevada"); Marcap International, Inc.(formerly Martex Trading Co., Inc.); Med-X Systems, Inc.; The Laissez-Faire Group, Inc. and all of our 8.7% interest in AZ Capital, Inc. in a pro rata distribution to Unicorp shareholders (the "Spin-offs"). These companies are "blank check" or "shell" companies that are inactive and without significant assets or liabilities and whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for its shareholders. Each company intends to become a reporting company under the Securities
Exchange Act of 1934, as amended ("Exchange Act") by filing a registration statement on Form 10-SB with the Securities and Exchange Commission (the "Commission") on a voluntary basis in order to make information concerning itself more readily available to the public ("Exchange Act Registrations"). We believe that being a reporting company under the Exchange Act could provide a prospective merger or acquisition candidate with additional information concerning each company and could possibly make each more attractive to an operating business opportunity as a potential merger or acquisition candidate. As a result of filing registration statements, these companies will be obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements.

     On March 23, 2001, in order to defray some of the expenses of the Texas-Nevada Spin-off and the expenses of it becoming a public reporting company, estimated to be $75,000, Unicorp, its principal shareholder Equitable Assets Incorporated ("Equitable"), and Texas-Nevada Oil & Gas Co. entered into an agreement with Opportunity Acquisition Company ("Opportunity"), an unrelated Texas corporation which was wholly owned by John F. Terwilliger, under which Opportunity agreed to pay the Costs up to $75,000 to Equitable in consideration for Unicorp and Equitable's agreement to effect a merger of Texas-Nevada Oil & Gas Co. and Opportunity (including subsequent First Amendment dated July 31, 2001, the "March Agreement"). The payment to Equitable is in the form of a loan to Equitable evidenced by a promissory note which will be canceled upon consummation of the merger. Subsequently Opportunity merged with and into Houston American Energy Corp ("Houston American") for the purpose of causing the surviving public company in the merger with Texas-Nevada to be a Delaware corporation. As a result of this merger Houston American succeeded to the rights of Opportunity under the March agreement. Pursuant to the terms of the March Agreement, Houston American will be the surviving entity and following the merger 5% of its common stock will be held by the Unicorp stockholders and 95% will be held by the pre-merger stockholders of Houston American. Houston American will register the shares to be received by the Unicorp stockholders on an S-4 Registration Statement. Houston American is engaged in the business of oil and gas exploration and production in the state of Texas.

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

     Because of these problems, management determined that the the Auto Axzpt.Com, Inc. transaction never became effective and the transaction has subsequently been determined to have been abandoned by all parties . Except for the 34,310 shares of common stock issued to persons affiliated with Auto Axzpt.com, for actual value received all other shares issued for that transaction (3,600,000 shares) have been reversed and canceled in June 2001. On or about February 17, 2000 our trading symbol was restored to "UNIC".

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

NEED  FOR  ADDITIONAL  CAPITAL  OR  FINANCING

We believe that our existing capital will be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. We do not have capital sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Although Equitable Assets, our majority stockholder has committed to bear the expenses of securities compliance and the searches for suitable business combinations, there is no assurance that Equitable Assets will be able to provide the necessary resources when needed or for how long it will be able to meet that commitment. We may have to seek loans or equity placements to cover such cash needs. In the event we are not able to complete a business combination during this period, lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds we will ultimately be able to complete a business combination. Once a business combination is completed, our need for additional financing is likely to increase substantially. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses as they may be incurred. Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following listed Exhibits are filed as part of this Quarterly
          Report.

           EXHIBIT     DESCRIPTION
           NUMBER

            10.6 Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company.


     (b) No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2001:

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC.


By:    /s/  LOUIS G. MEHR
       Louis G. Mehr, President


Date:  April 10, 2002