Form 10QSB
period 2001-06-30
UNICORP INC /NEW
filed 2002-04-12
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549




                                   FORM 10-QSB



     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the quarter period ended JUNE 30, 2001

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

The number of shares outstanding of each of issuer's classes of common equity, as of June 30, 2001 is 9,986,020 shares of $.01 par value voting common stock.


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



                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

     (a) The financial statements of registrant for the six months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   ----------




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
            FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                        JANUARY 1, 1998, TO JUNE 30, 2001

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                   ----------


                                                                   Page(s)
                                                                   -------

Consolidated Condensed Balance Sheets as of June 30,
  2001 (unaudited) and December 31, 2000                              1

Unaudited Consolidated Condensed Statements of Operations
  for the three months and six months ended June 30, 2001
  and 2000, and for the period from inception of the
  development stage, January 1, 1998, to June 30, 2001                2

Unaudited Consolidated Condensed Statement of Stockholders'
  Deficit for the six months ended June 30, 2001                      3

Unaudited Consolidated Condensed Statements of Cash Flows
  for the six months ended June 30, 2001 and 2000, and
  for the period from inception of the development stage,
  January 1, 1998, to June 30, 2001                                   4

Notes to Unaudited Consolidated Condensed Financial Statements        5

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                   ----------


                                                      JUNE 30,      DECEMBER
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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   ----------

                                                                                Inception of
                                                                                Development
                                                                                   Stage,
                               Three Months Ended         Six Months Ended       January 1,
                                     June 30,                 June 30,            1998, to
                             -----------------------  -----------------------     June 30,
                                2001        2000         2001        2000           2001
                             ----------  -----------  ----------  -----------  --------------
General and administrative
  expense                    $        -  $    2,500   $        -  $   68,086   $     607,278

Litigation expense                    -           -            -           -          33,678

Loss from write-down of
  assets to estimated net
  realizable value                    -           -            -           -         200,000

Interest expense                      -           -            -       4,000          46,500
                             ----------  -----------  ----------  -----------  --------------

Net loss                     $        -  $   (2,500)  $        -  $  (72,086)  $    (887,456)
                             ==========  ===========  ==========  ===========  ==============

Basic and dilutive net
  loss per common share      $     0.00  $    (0.00)  $     0.00  $    (0.01)
                             ==========  ===========  ==========  ===========

Weighted average common
  shares outstanding
  (basic and dilutive)        9,986,020   9,986,020    9,986,020   6,446,292
                             ==========  ===========  ==========  ===========



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   ----------

                                                                                        LOSSES
                                                                                      ACCUMULATED
                                                         ADDITIONAL                   DURING THE
                                      COMMON STOCK        PAID-IN      ACCUMULATED    DEVELOPMENT
                                   SHARES      AMOUNT     CAPITAL        DEFICIT         STAGE        TOTAL
                                ------------  --------  ------------  -------------  -------------  ---------
Balance at December 31, 2000       9,986,020  $ 99,860  $  3,795,764  $ (3,103,754)  $   (887,456)  $(95,586)

Capital contribution by Parent             -         -        95,586             -              -     95,586

Net loss                                   -         -             -             -              -          -
                                ------------  --------  ------------  -------------  -------------  ---------

Balance at June 30, 2001           9,986,020  $ 99,860  $  3,891,350  $ (3,103,754)  $   (887,456)  $      -
                                ============  ========  ============  =============  =============  =========



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   ----------

                                                                    Inception of
                                                                     Development
                                                                       Stage,
                                              Six Months Ended       January 1,
                                                 June 30,             1998, to
                                           ----------------------     June 30,
                                             2001        2000           2001
                                           ---------  -----------  -------------
Cash flows from operating activities:
  Net loss                                 $      -   $  (72,086)  $   (887,456)
  Adjustment to reconcile net loss to net
    cash used in operating activities       (95,586)      72,086   $    703,970
                                           ---------  -----------  -------------

      Net cash required by operating
        activities                          (95,586)           -       (183,486)
                                           ---------  -----------  -------------

Cash flows from financing activities:
  Proceeds from sale of common stock              -            -         87,900
  Capital contribution by Parent             95,586            -         95,586
                                           ---------  -----------  -------------

      Net cash provided by financing
        activities                           95,586            -        183,486
                                           ---------  -----------  -------------

Cash and cash equivalents, beginning of
  period                                          -            -              -
                                           ---------  -----------  -------------

Cash and cash equivalents, end of period   $      -   $        -   $          -
                                           =========  ===========  =============



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


3.   INCOME  TAXES
     -------------

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:


                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                    JUNE 30,               JUNE 30,
                             ----------------------  --------------------
                                2001        2000       2001       2000
                             ----------  ----------  --------  ----------

  Benefit for income tax at
    Federal statutory rate         -  %       34.0%      -  %       34.0%

  Increase in valuation
    allowance                         -      (34.0)         -      (34.0)
                             ----------  ----------  --------  ----------

    Total                            -%          -%        -%          -%
                             ==========  ==========  ========  ==========


4.   SPIN-OFF  OF  TEXAS-NEVADA  OIL  &  GAS  CO.,  INC.
     ---------------------------------------------------

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

          (a)  Exhibits  filed  as  part  of  this  Quarterly  Report.

               None.

          (b) The following reports on Form 8-K were filed by the Company during the quarter ending June 30, 2001:

               (1) Current Report on Form 8-K for the Company dated April 6, 2001 and filed April 10, 2001, Commission File No. 2-73389, reporting, under "Item 4. - Changes in Registrant's
                    Certifying Accountant", the engagement of the accounting firm of Ham, Langston & Brezina, L.L.P., Houston, Texas as independent accountants for the fiscal years ending December 31, 1998, 1999, and 2000 to replace former auditors Alvin L. Dahl & Associates, P.C.

               (2)  Amendment  No.  1  to  Current  Report on Form 8-K/A for the
                    Company  dated  April  6,  2001  and  filed  April 14, 2001,
                    Commission File No. 2-73389, reporting, under "Item 4. Changes in Registrant's Certifying Accountant", the engagement of the accounting firm of Ham, Langston & Brezina, L.L.P., Houston, Texas as independent accountants for the fiscal years ending December 31, 1998, 1999, and 2000 to replace former auditors Alvin L. Dahl & Associates, P.C.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP, INC.


By:  /S/  LOUIS G. MEHR
     Louis G. Mehr, President


Date: April 10, 2002