Form 10QSB
period 2001-09-30
UNICORP INC /NEW
filed 2002-04-12
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB


     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                 For the quarter period ended SEPTEMBER 30, 2001

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

The number of shares outstanding of each of issuer's classes of common equity, as of September 30, 2001 is 9,986,020 shares of $.01 par value voting common stock.


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



                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

     (a) The financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
             FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                     JANUARY 1, 1998, TO SEPTEMBER 30, 2001

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                   __________


                                                                         PAGE(S)
                                                                         -------

Consolidated Condensed Balance Sheets as of September 30,
  2001 (unaudited) and December 31, 2000                                    1

Unaudited Consolidated Condensed Statements of Operations
  for the three months and nine months ended September 30,
  2001 and 2000, and for the period from inception of the
  development stage, January 1, 1998, to September 30, 2001                 2

Unaudited Consolidated Condensed Statement of Stockholders'
  Deficit for the nine months ended September 30, 2001                      3

Unaudited Consolidated Condensed Statements of Cash Flows
  for the nine months ended September 30, 2001 and 2000, and for the period from inception of the development stage,
  January 1, 1998, to September 30, 2001                                    4

Notes to Unaudited Consolidated Condensed Financial Statements              5

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                   __________

                                                     SEPTEMBER      DECEMBER
                                                      30, 2001      31, 2000
     ASSETS                                         (UNAUDITED)      (NOTE)
     ------                                         ------------  ------------

Current assets                                      $         -   $         -
                                                    ------------  ------------

    Total assets                                    $         -   $         -
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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   __________

                                                                                INCEPTION OF
                                                                                 DEVELOPMENT
                                                                                   STAGE,
                               THREE MONTHS ENDED       NINE MONTHS ENDED        JANUARY 1,
                                  SEPTEMBER 30,           SEPTEMBER 30,           1998, TO
                             -----------------------  -----------------------     SEPTEMBER
                                2001        2000         2001        2000         30, 2001
                             ----------  -----------  ----------  -----------  --------------
General and administrative
  expense                    $        -  $    2,500   $        -  $   70,586   $     607,278

Litigation expense                    -           -            -           -          33,678

Loss from write-down of
  assets to estimated net
  realizable value                    -           -            -           -         200,000

Interest expense                      -           -            -       4,000          46,500
                             ----------  -----------  ----------  -----------  --------------

Net loss                     $        -  $   (2,500)  $        -  $  (74,586)  $    (887,456)
                             ==========  ===========  ==========  ===========  ==============

Basic and dilutive net
  loss per common share      $     0.00  $    (0.00)  $     0.00  $    (0.01)
                             ==========  ===========  ==========  ===========

Weighted average common
  shares outstanding
  (basic and dilutive)        9,986,020   9,986,020    9,986,020   7,626,201
                             ==========  ===========  ==========  ===========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                              UNICORP, INC.
                                 (A CORPORATION IN THE DEVELOPMENT STAGE)
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                __________

                                                                                   LOSSES
                                                                                 ACCUMULATED
                                                     ADDITIONAL                  DURING  THE
                                   COMMON STOCK       PAID-IN      ACCUMULATED   DEVELOPMENT
                                 SHARES    AMOUNT     CAPITAL       DEFICIT         STAGE         TOTAL
                                ---------  -------  -----------  -------------  --------------  ---------
Balance at December 31, 2000    9,986,020  $99,860  $ 3,795,764  $ (3,103,754)  $    (887,456)  $(95,586)

Capital contribution by Parent          -        -       95,586             -               -     95,586

Net loss                                -        -            -             -               -          -
                                ---------  -------  -----------  -------------  --------------  ---------

Balance at September 30, 2001   9,986,020  $99,860  $ 3,891,350  $ (3,103,754)  $    (887,456)  $      -
                                =========  =======  ===========  =============  ==============  =========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   __________

                                                                   INCEPTION OF
                                                                   DEVELOPMENT
                                                                      STAGE,
                                             NINE MONTHS ENDED      JANUARY 1,
                                               SEPTEMBER 30,         1998, TO
                                           --------------------     SEPTEMBER
                                             2001       2000        30, 2001
                                           ---------  ---------  --------------
Cash flows from operating activities:
  Net loss                                 $      -   $(74,586)  $    (887,456)
  Adjustment to reconcile net loss to net
    cash used in operating activities       (95,586)    74,586         703,970
                                           ---------  ---------  --------------

      Net cash required by operating
        activities                          (95,586)         -        (183,486)
                                           ---------  ---------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock              -          -          87,900
  Capital contribution by Parent             95,586          -          95,586
                                           ---------  ---------  --------------

      Net cash provided by financing
        activities                           95,586          -         183,486
                                           ---------  ---------  --------------

Cash and cash equivalents, beginning of
  period                                          -          -               -
                                           ---------  ---------  --------------

Cash and cash equivalents, end of period   $      -   $      -   $           -
                                           =========  =========  ==============


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

     The date of inception of the development stage of the Company for purposes of financial reporting is considered to be January 1, 1998, because on or about that date management began planning future activities for the dormant Company. Accordingly, in accordance with Statement of Financial Accounting Standards #7, Accounting and Reporting by Development Stage Enterprises, the accompanying financial statements include cumulative amounts from January 1, 1998, the inception of the development stage.


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   __________

3.   INCOME TAXES
     ------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,       SEPTEMBER 30,
                             --------------------  --------------------
                               2001       2000       2001       2000
                             ---------  ---------  ---------  ---------
  Benefit for income tax at
    Federal statutory rate        -  %      34.0%       -  %      34.0%

  Increase in valuation
    allowance                        -     (34.0)          -     (34.0)
                             ---------  ---------  ---------  ---------

    Total                           -%         -%         -%         -%
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

          EXHIBIT
          NUMBER    DESCRIPTION

            10.7 July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.

     (b) No reports on Form 8-K were filed by the Company during the quarter ending September 30, 2001:

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC


By:    /S/  LOUIS G. MEHR
       Louis G. Mehr, President


Date:  April 10, 2002