Form 10KSB
period 2001-12-31
UNICORP INC /NEW
filed 2002-04-16
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549




                                   FORM 10-KSB

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001

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


Securities registered under Section 12(g) of the Act:     Common Stock,
                                                          $.001par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [ ] Yes    [X]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $   75,000
                                                                  ----------

As of March 14, 2002, the aggregate market value of the registrant's common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $3,047. (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of March 14, 2002, the registrant had a total of 596,469 shares of $0.001 par value voting common stock. issued and outstanding.

NOTE: Unless otherwise indicated, hereafter all references to common shares give effect to a 100 for 1 forward stock split and a 2003 for 1 reverse stock split described herein (the "2001 Forward/Reverse Splits").

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

We have four wholly owned subsidiaries, Texas-Nevada Oil & Gas Co. ("Texas-Nevada"); Marcap International, Inc. (formerly Martex Trading Co., Inc.) ("Marcap"); Med-X Systems, Inc. ("Med-X"); The Laissez-Faire Group, Inc. ("Laissez-Faire") and hold an 8.7% interest in AZ Capital, Inc. ("AZ Captial"). These companies are also "blank check" or "shell" companies that are inactive and without significant assets or liabilities and whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for its shareholders. We intend to distribute all of the shares we own in our wholly owned subsidiaries and our interest in AZ Capital in a pro rata distribution to Unicorp shareholders (the "Spin-offs"). Each company intends to become a reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act") by filing a registration statement on Form 10-SB or Form SB-2 with the Securities and Exchange Commission (the "Commission") on a voluntary basis in order to make information concerning itself more readily available to the public ("Exchange Act Registrations").

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

     As a result of these changes we experienced a reduction in our Balance Sheet Assets of $409,860 and a corresponding reduction in our Equity (as reflected in the Unaudited Annual Financials and the Unreviewed Quarterly Financials).

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

On December 31, 1997, Unicorp acquired 100% of The Laissez-Faire Group, Inc., an inactive Texas corporation that has never conducted any business operations, in a share exchange. At the time of the Laissez-Faire agreement, we believed that its principal shareholder L. Mychal Jefferson II, through his investment banking connections, would bring business opportunities to the Company that would allow for significant growth and positive returns for stockholders. However, such business opportunities and improvements in stockholder value did not materialize.

On March 1, 1998, the Company received approximately 8.7% of the outstanding common stock of AZ Capital, Inc., an inactive Texas corporation that has never conducted any business operations, through the forfeiture of an Option Agreement whereby AZ Capital, Inc. was to purchase Marcap International, Inc. We required that AZ Capital put up the stock interest in lieu of cash as consideration for our granting the option.

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

The  Auto  AxzptCom,  Inc.  Transaction

On March 1, 1999, we executed an Agreement and Plan of Reorganization (the "Agreement") with R. Noel Rodriguez ("Rodriguez"), President, and the shareholders of The Auto AxzptCom, Inc., a Texas corporation in formation ("Auto Axzpt.com"), whereby we, in a tax-free exchange, agreed to acquire all of the outstanding shares of the capital stock of Auto Axzpt.com in exchange for 179,730 shares of our common stock. The Agreement closed on March 1, 1999.

In furtherance of the Agreement, on February 11, 1999 our Board of Directors voted to change its name to Auto Axzpt.com, Inc.; L. Mychal Jefferson II resigned as our sole director and executive officer and R. Noel Rodriquez, Michael D. Bernick, and Scott H. Swain were elected as directors and executive officers; we issued approximately 1,713 shares of our common stock to persons affiliated with Auto Axzpt.com; and our trading symbol was changed to "AXPT" in connection with the purported name change to "Auto Axzpt.Com, Inc." A vote of the stockholders was necessary to implement the name change. The Agreement was predicated among other things upon the incorporation and good standing of Auto Axzpt.com; the effectiveness and closing of a public offering of stock by Auto
Axzpt.com; and the active commencement of business by Auto Axzpt.com. None of those conditions were fulfilled and our management was not aware that Auto Axzpt.com was not a legally established corporation at the time of closing. Further, the name change contemplated by the Agreement required an amendment to our articles of incorporation which was never submitted to our shareholders for approval as required by Nevada statute.

Beacause of these problems, management determined that the Auto Axzpt.Com, Inc. transaction never became effective and the transaction has subsequently been determined to have been abandoned by all parties . Except for the 1713 shares of common stock issued to persons affiliated with Auto Axzpt.com, for actual value received all other shares issued for that transaction (179,730 shares) have been reversed and canceled in June 2001. On or about February 17, 2000 our trading symbol was restored to "UNIC".

Change  in  Control  of  Management

On or about February 17, 2000 the board of directors recognized that Equitable Assets Incorporated, a Belize corporation ("Equitable") had, in a series of transactions, litigation, and settlement, become our principal shareholder. On July 1, 2001 Louis G. Mehr was elected as our sole director pursuant to a majority written consent signed by Equitable, holder of 95.5% of our outstanding common stock. Subsequently in March 2002 Mr. Mehr acquired control of Equitable.

Investment  in  Zeolite

On March 1, 1998, we entered into a transaction (the "Transaction") for purchase of 58,286 tons of zeolite ("Zeolite") inventory, a mineral, from Equitable Assets Incorporated, a Belize corporation ("Equitable"). The purchase and sale agreement evidencing the Transaction was altered at various dates to reflect changes arising from litigation and from mutual agreements between us and Equitable. The Transaction ultimately in our acquisition by Equitable because Equitable stockholders emerged from the Transaction with approximately 95% ownership of the Company.

Under the original terms of the agreement, we agreed to acquire 58,286 tons of zeolite inventory, FOB mine site, in exchange for a $200,000 promissory note, 420,000 shares of our Class A common stock and 58,000 shares of our Series A preferred stock. At the date of the Transaction, we were not authorized to issue multiple classes of common stock or preferred stock. We were also unable to repay the $200,000 promissory note at maturity, resulting in the initiation of litigation by Equitable. The litigation resulted in a final settlement with Equitable awarded 474,288 shares of Class A common stock and 474,288 shares of Class B common stock in full settlement. Because we still were not authorized to issue multiple classes of common stock and had not amended our capital structure to authorize Class A and Class B common stock, we issued 474,288 shares of common stock to Equitable on March 9, 2000. Subsequently in 2001, Equitable agreed to accept the 474,288 shares of our common stock instead of the 948,576 shares that it was awarded in the settlement of the litigation in final settlement.

The zeolite acquired in the Transaction is recorded in our audited financial statements at $200,000 based on the value of the promissory note payable.

Equitable acquired the Zeolite from Texas Arizona Mining Co. ("TAMCO") in 1996. TAMCO is a Texas corporation formed in 1971 and was not affiliated with us at the time of the Transaction. In 1972 TAMCO filed 12 mining claims identified as the "Rhyolite 1-12 Mining Claims ("Mining Claim") with the County of Yavapai, Arizona. The Mining Claim covers approximately 240 acres of land in the Blue Tank Mining District, Sections 20 and 29, T8N, R4W, Sam Powell Peak Quadrant and is located 2 miles due north of Wickenburg, Yavapai County, Arizona and approximately 5 miles by road out Constellation Road to Rincon Road, an unpaved county maintained road. Rincon Road bisects the acreage included in the Mining Claim. The zeolite deposits that have been identified and mined are accessible from Scenic Loop Drive. The Mining Claim is an open pit mining operation and zeolite has been recovered from the site since 1952. The Mining Claim was discovered in 1952 by Richard Sardou who maintained and excavated the Mining Claim until 1970. TAMCO reacquired the Mining Claim in 1971 from then owners,
R. E. Billingsley and George Bodiroga,. TAMCO perfected their Mining Claim with the county in 1972 and with the Bureau of Land Management in 1979 pursuant to new federal regulations. There is a jeep road through the acreage, concrete slabs and a water well owned by TAMCO and registered with the state of Arizona. A dirt road exists to the excavation area. A house formerly on the property burned down. Prior mining operations have required only a bulldozer or front end loader to recover the zeolite and a trailer to remove the zeolite from site. Local contractors are available for recovery of the zeolite and TAMCO has used local contractors for all excavation of the Mining Claim. After acquiring the Mining Claim in 1972, TAMCO contracted for research and development which identified the zeolite mineral deposit and the suitable practical applications for the zeolite. For most uses zeolite needs no processing after recovery. TAMCO has never actively marketed the zeolite and has made sporadic sales of zeolite to persons who have contacted TAMCO, usually through the Arizona Department of Mineral Resources. TAMCO has excavated and sold approximately 140 tons of zeolite through 1996. In the 1980's TAMCO was contacted by a public relations firm and pursuant to that contact subsequently leased the Mining Claim to Gulf American Mining Enterprises who excavated and marketed the zeolite as kitty litter under the name "Cat Pause", a name owned by TAMCO. As a result the Mining Claim became known as the "kitty litter" or "cat pause" mine. In the late 1980's the Mining Claim was leased to James Perry, a Colorado resident, but it is not known whether he actually excavated any zeolite. In the mid 1980's TAMCO sold approximately100 tons of zeolite at $600 per ton to Nonscents, Inc., a private multi-level marketing company. In addition to direct consumer marketing Nonscents sold zeolite product for use at the Houston Rodeo and Livestock Show, Houston, Texas in odor suppression. TAMCO made other contract sales of zeolite in 1988 to Envirion, during 1994-1998 to Zeo Crystal, and in 1996 to Southwest Coastal, Inc.

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

The Auto Axzpt.Com, Inc. Transaction has subsequently been determined to have been abandoned by all parties. Except for 1713 shares of common stock issued to persons affiliated with Auto Axzpt.com, 179,730 shares issued for that transaction have been reversed and canceled in June 2001. On or about February 17, 2000 our trading symbol was restored to "UNIC".

On July 1, 2001, buy majority written consent Equitable Assets, Incorporated ("Equitable"), who holds approximately 95.1percent of our outstanding common stock, approved amendments to our articles of incorporation making various changes to our capital structure including: (i) increasing the number of authorized common shares authorized from 50,000,000 shares to 1,500,000,000 shares and changing the par value per share from $.10 to $.001; (ii) creating a class of blank check Preferred Stock, 25,000,000 shares authorized, par value $.001 per share; (iii) effecting a 100 for 1 forward split of outstanding common stock immediately followed by a 1 for 2003 reverse split of the Company's common stock, with no shareholder receiving less than 100 shares after the reverse split. These changes became effective on January 3, 2002. These changes resulted in 596,469 shares outstanding.

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

The  Proposed  Spin-offs

     In order to facilitate a potential merger for Unicorp and to try to create multiple acquisition opportunities for our shareholders, we are distributing all of the shares we own in our wholly owned subsidiaries, Texas-Nevada Oil & Gas Co. ("Texas-Nevada"); Marcap International, Inc.(formerly Martex Trading Co., Inc.); Med-X Systems, Inc.; and The Laissez-Faire Group, Inc.; and all of our 8.7% interest in AZ Capital, Inc. in a pro rata distribution to Unicorp shareholders (the "Spin-offs"). These companies are "blank check" or "shell" companies that are inactive and without significant assets or liabilities and whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for their shareholders. Each company intended to become a reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act") by filing a registration statement on Form 10-SB with the Securities and Exchange Commission (the "Commission") on a voluntary basis in order to make information concerning itself more readily available to the public ("Exchange Act Registrations"). We believe that being a reporting company under the Exchange Act could provide a prospective merger or acquisition candidate with additional information concerning each company and could possibly make each more attractive to an operating business opportunity as a potential merger or acquisition candidate. The SEC staff has taken the position that a "blank check" company is not entitled to rely upon Staff Legal Bulletin No. 4 for registering spin-offs on Form 10-SB. That position would require that the Spin-offs be registered on Form SB-2. Although we disagree with the SEC staff position, we intend to conduct the Spin-offs in a manner acceptable to the SEC staff. As a result of filing registration statements, these companies will be obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements.

     On March 23, 2001, in order to defray some of the expenses of the Texas-Nevada Spin-off and the expenses of it becoming a public reporting company, estimated to be $75,000, Unicorp, its principal shareholder Equitable Assets Incorporated ("Equitable"), and Texas-Nevada Oil & Gas Co. entered into an agreement with Opportunity Acquisition Company ("Opportunity"), an unrelated Texas corporation which was wholly owned by John F. Terwilliger, under which Opportunity agreed to pay the Costs up to $75,000 to Equitable in consideration for Unicorp and Equitable's agreement to effect a merger of Texas-Nevada Oil & Gas Co. and Opportunity (including subsequent First Amendment dated August 31, 2001 and Second Amendment dated September 26, 2001, the "March Agreement"). The payment to Equitable was in the form of a loan to Equitable evidenced by a promissory note which was to be canceled upon consummation of the merger. Subsequently Opportunity merged with and into Houston American Energy Corp ("Houston American") for the purpose of causing the surviving public company in the merger with Texas-Nevada to be a Delaware corporation. Houston American is engaged in the business of oil and gas exploration and production in the state of Texas. As a result of this merger Houston American succeeded to the rights of Opportunity under the March agreement. Pursuant to the terms of the March Agreement, Texas Nevada and Houston American entered into a definitive Plan and Agreement of Merger ("Merger Agreement") dated July 31, 2001.

Under the terms of the March Agreement and the Merger Agreement:

     1. We agreed to "spin-off" Texas Nevada to our stockholders and Texas Nevada agreed to register its common stock on Form 10-SB in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     2. Following the effective registration of Texas Nevada's common stock and completion of the spin-off, Houston American will merge (the "Merger") with Texas Nevada through the exchange of 5% of its common stock for 100% of Texas Nevada's outstanding common stock.

     3. Unicorp and Texas Nevada will prepare and send to our stockholders an information statement (the "Information Statement") required by the Exchange Act in connection with obtaining approval for the Merger.

     4. Houston American, in connection with the Information Statement and as part of the Merger, will prepare a registration statement on Form S-4 under the Securities Act of 1933 to register the Houston American common stock received by the Texas Nevada's stockholders.

     5. If Texas Nevada, Unicorp and Equitable, the controlling stockholder of Unicorp, comply with all requirements of the Transaction, Houston
          American will pay up to $75,000 of the costs of the Transaction through cancellation of a promissory note that will be funded as part of the Transaction.

     6. Houston American's management and directors shall become the management and directors of the combined company.

Pursuant to the March Agreement and the Merger Agreement the distribution of Texas Nevada's shares by us to our shareholders was registered under the Exchange Act by filing a Form 10-SB, which became effective in September 2001. Since the effective date of the Form 10-SB, Texas Nevada has been a fully reporting company under the Exchange Act.

Subsequent  events  regarding  Proposed  Spin-offs

     On January 17, 2002, the spin-off of Texas Nevada was effected and Texas Nevada merged with and into Houston American pursuant to the Plan of Merger. Houston American filed Form S-4 with the United States Securities and Exchange Commission (the "SEC") and available on the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR), which registered the resale of (i) the shares of the Houston American Common Stock to be issued to Texas Nevada's shareholders as a result of the merger, and (ii) the shares of the Houston American Common Stock held by the its current stockholders other than John F. Terwilliger, its sole director and executive officer.

Plan  of  Operation

After the Spin-offs we intend to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. At of the end of our fiscal year ending December 31, 2001, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

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

Competition

We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than us and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public "blind pool" companies (companies with no defined business but who raise money for the purpose of seeking, investigating, and, if warranted, acquiring one or more properties or businesses), many of which may have more funds available than do we.

Administrative  Offices

We currently maintain a mailing address at 1907 Tarpley Ct., Katy, Texas 77493 which is the residence of our president, Louis G. Mehr. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of this mailing address.

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

     10. Reliance upon Financial Statements. We generally will require audited financial statements from companies that we proposes to acquire. Even in cases where audited financials are available, we will have to rely upon interim period unaudited information received from target companies' management that have not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that we, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for us or the holders of our securities.

We wish to caution the reader that there are many uncertainties and unknown factors which could affect our ability to carry out our business plan in the manner described herein.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

We currently maintain a mailing address at 1907 Tarpley Ct., Katy, Texas 77493, which is the residence of our president. We pay no rent for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein. Our telephone number is (281) 347-1221.

We currently have no investments in real estate, real estate mortgages, or real estate securities, and do not anticipate making any such investments in the future. However, our policy with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM  3.     LEGAL  PROCEEDINGS.

On April 21, 1998 Equitable Assets Incorporated demanded payment of the $200,000 note dated March 1, 1998 bearing (6%) interest per annum that we delivered in connection with our purchase of the Zeolite. On August 31, 1998 Equitable filed suit for $222,676.18 (representing principal and accrued interest due), attorney fees, and court costs in the 190th Judicial District Court, Houston, Harris County, Texas, cause number 98-42800. Equitable secured a default judgment against us in the amount of $222,676.76 on May 25, 1999. Subsequently we entered into a settlement agreement with Equitable effective March 25, 2000 pursuant to which we agreed to deliver 474,288 shares of common stock in complete settlement of all disputes and litigation arising from the Transaction, and Equitable released all claims for equity due and its money judgment against the Company.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Equitable Assets, Incorporated ("Equitable"), who holds approximately 95.1 percent of our outstanding common stock delivered to the Company a written consent dated July 1, 2001 by which Equitable effected and consented to the following actions:

     (1) the election of Louis G. Mehr (the "Sole Elected Director") as sole director of the Company,

     (2)  the  following  amendments  to  the  Articles  of  Incorporation:

          (a)  providing  that  the  number of directors may consist of from one
               (1) to nine (9) directors, as determined, from time to time, by the Board of Directors;

          (b) increasing the number of common shares authorized for issuance from 50,000,000 shares to 1,500,000,000 shares and changing the par value from $.10 to $.001;

          (c) creating a class of blank check Preferred Stock with 25,000,000 shares authorized, par value$.001per share;

          (d) excluding the Company from certain provisions of Nevada law which may (i) delay or make more difficult acquisitions or changes of control of the Company; (ii) have the effect of preventing changes in our management; and (iii) make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests; and

     (3) a 100 for 1 forward split of outstanding common stock immediately followed by a 1 for 2003 reverse split of the Company's common stock, with no shareholder receiving less than 100 shares after the reverse split.

Item 1 was effected on July 1, 2001, and items 2 and 3 were effected upon the filing of articles of amendment on January 3, 2002.


                                     PART II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2001 we had 596,469 shares of common stock issued. Our shares traded under the symbol "UNIC" until on or about February 11, 1999. At that time the symbol was changed to "AXPT" in connection with a purported name change to "Auto Axzpt.Com, Inc." On or about February 17, 2000 the trading symbol was restored to "UNIC". During the fiscal year ending December 31,1998 and until May 4, 2000 our common stock traded on the OTC Bulletin Board ("OTCBB") of the National Association of Securities Dealers, Inc. (the "NASD"). Our common stock was delisted from the OTCBB as of May 4, 2000 because of our failure to meet the eligibility requirements for quotation. Pursuant to the OTC Bulletin Board Eligibility Rule, adopted after December 31, 1998, OTCBB issuers must be registered with the SEC under Section 13 or 15(d) of the Securities and Exchange Act of 1934 ("Exchange Act") and be current in their required filings. During our fiscal year ending December 31, 1999, our common stock was registered under the Exchange Act so as to be OTCBB eligible. To remain current, we are required to have filed our latest required annual filing and any subsequent quarterly filings. Under the phase-in of the OTCBB Eligibility Rule, if we were not compliant with the filing requirement and/or the NASD had not received notification to that effect, on or before May 3, 2000, our securities were no longer eligible for quotation on the OTCBB as of market open on May 4, 2000. Because our Forms 10-KSB for the fiscal years ending December 31, 1998 and 1999 contained unaudited financial statements, we were considered out of compliance and were notified that our common stock would be listed for deletion on the Daily List of April 28, 2000 with removal to be effective at market-open on Thursday, May 4, 2000. Because we were not in compliance we requested deletion prior to our removal date. Subsequently and through the date of filing this amended report, our common stock has been quoted and traded on the stock market known as "the Pink Sheets" (www.pinksheets.com). The range of the high and low closing bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. These market quotations represent inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                     COMMON STOCK
                                      BID PRICE

                         CALENDAR YEAR 2000   Low     High
                         First Quarter       $1.250  $4.250

                         Second Quarter      $1.250  $4.500

                         Third Quarter       $0.125  $2.250

                         Fourth Quarter      $0.125  $ 0.25

                         CALENDAR YEAR 2001

                         First Quarter       $ 0.02  $  002

                         Second Quarter      $ 0.01  $ 0.02

                         Third Quarter       $ 0.01  $ 0.02

                         Fourth Quarter      $ 0.01  $ 0.02

As of March 15, 2002 we were authorized to issue 1,500,000,000 shares of the Common Stock, of which there were issued and outstanding 596,469 shares giving effect to a 273 to 1 reverse split effective January 20, 1998; a 5 to1 reverse split effective February 11, 1999; and a 100 to 1 forward split and 1 for 2003 reverse split effective January 3, 2002. Our securities are currently held of record by a total of approximately 950 persons.

No cash dividends have been declared or paid on our securities, and it is not anticipated that any cash dividends will be declared or paid in the foreseeable future.

On or about April 12, 2001 we retained Atlas Stock Transfer Corporation as our transfer agent and stock registrar. The address and telephone number of Atlas Stock Transfer is 5899 South State Street, Salt Lake City, Utah 84107, (801) 266-7151. Prior to that change our transfer agent and stock registrar was American Stock Transfer, 59 Maiden Lane, Plaza Level, New York, NY 10038.

During the fiscal year ended December 31, 1999 we issued 34,310 shares of our common stock for non-cash consideration in connection with the Auto Axzpt.com Transaction to a total of less than 10 persons in reliance upon exemptions from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder. No cash proceeds were realized from the distribution of the common stock. These shares were issued on the following dates:

Date                Number of Shares  Value of Services
                                            Rendered

June 30, 1999                 11,436  $           11,436

Septmeber 30, 1999            11,438              11,438

December 31, 1999             11,436              11,436

During the fiscal year ended December 31, 2000 we entered into a settlement agreement with Equitable effective March 25, 2000 pursuant to which we agreed to deliver 474,288 shares of common stock in complete settlement of all disputes and litigation arising from the Transaction, and Equitable released all claims for equity due and its money judgment against the Company. The shares are issuable in reliance upon exemptions from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder. No cash proceeds were realized from this distribution of the common stock.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

We remain in the development stage. Since inception of the development stage (January 1, 1998), we have received no cash revenues and acquired no assets, except for the fiscal year ending December 31, 2001, in which we received $75,000 paid in connection with the Texas Nevada transaction. The Company's balance sheet for the fiscal year ended December 31, 2001, reflects a current asset value of $0, current liabilities of $7,750, and a deficit of $3,103,754 accumulated prior to inception of the development stage.

Results  of  Operations

During the period from January 1, 1998 (inception) through December 31, 2001, we engaged in no significant operations and incurred liability with respect to organizational activities, compliance with our periodical reporting requirements under the Securities Exchange Act of 1934, as amended, and efforts to locate a suitable merger or acquisition candidate. Except for the $75,000 received in connection with the Texas Nevada transaction, no revenues were received by us during this period.

For the fiscal year ending December 31, 2002, we do not anticipate incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934 nor expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan  of  Operations  and  Need  for  Additional  Financing

During the fiscal year ending December 31, 2002, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to complete the spin-off of our dormant subsidiaries. We also plan to file all required periodical reports and to maintain our status as a fully-reporting company under the Securities Exchange Act of 1934. In order to proceed with our plans for the next year, it is anticipated that we will require additional capital in order to meet our cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs we may incur in seeking business opportunities.

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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   __________



                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
           for the years ended December 31, 2001 and 2000, and for the period from inception of the development stage, January 1, 1998, to December 31, 2001

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                   __________

                                                                         PAGE(S)
                                                                         -------

Report of Independent Accountants                                           1

Consolidated Balance Sheet as of December 31, 2001                          2

Consolidated Statements of Operations for the years
  ended December 31, 2001 and 2000, and for the
  period from inception of the development stage,
  January 1, 1998, to December 31, 2001                                     3

Consolidated Statements of Stockholder's Deficit for
  the years ended December 31, 2001 and 2000, and
  for the period from inception of the development
  stage, January 1, 1998, to December 31, 2001                             4-5

Consolidated Statements of Cash Flows for the years
  ended December 31, 2001 and 2000, and for the
  period from inception of the development stage,
  January 1, 1998, to December 31, 2001                                     6

Notes to Consolidated Financial Statements                                7-14

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board  of  Directors  and  Stockholders
Unicorp,  Inc.


We have audited the accompanying consolidated balance sheet of Unicorp, Inc. (a corporation in the development stage) and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholder's deficit and cash flows for the two years in the period then ended and for the period from inception of the development stage, January 1, 1998, to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unicorp, Inc.,and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the two years in the period then ended and for the period from inception of the development stage, January 1, 1998, to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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




                                       /s/  Ham, Langston & Brezina, L.L.P.

Houston,  Texas
April  11,  2002

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                   __________

     ASSETS
     ------
Current assets                                                $         -
                                                              ------------

    Total assets                                              $         -
                                                              ============


LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                            $     7,750
                                                              ------------

    Total current liabilities                                       7,750
                                                              ------------

Commitments and contingencies

Stockholder's deficit:
  Preferred stock: $0.01 par value; 25,000,000
    shares authorized                                                   -
  Common stock: $0.001 par value; 50,000,000
    shares authorized; 596,469 shares issued and
    outstanding                                                       596
  Additional paid-in capital                                    3,937,614
  Accumulated deficit                                          (3,103,754)
  Losses accumulated during the development stage                (842,206)
                                                              ------------

    Total stockholder's deficit                                    (7,750)
                                                              ------------

      Total liabilities and stockholder's
        deficit                                               $         -
                                                              ============


    The accompanying notes are an integral part of these consolidated financial statements.

                                       UNICORP, INC.
                          (A CORPORATION IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                         __________

                                                                             INCEPTION OF
                                                                              DEVELOPMENT
                                                                                STAGE,
                                                                               JANUARY 1,
                                                 YEAR ENDED DECEMBER 31,       1998,  TO
                                             ------------------------------  DECEMBER  31,
                                                  2001            2000            2001
                                             --------------  --------------  --------------

Costs and expenses:
  General and administrative expense         $     (29,750)  $     (73,086)  $    (637,028)
  Litigation expenses                                    -               -         (33,678)
  Interest expense                                       -          (4,000)        (46,500)
  Loss from write-down of assets to
    estimated net realizable value                       -               -        (200,000)
                                             --------------  --------------  --------------

    Total costs and expenses                       (29,750)        (77,086)       (917,206)

Other income                                        75,000               -          75,000
                                             --------------  --------------  --------------

Net income (loss)                            $      45,250   $     (77,086)  $    (842,206)
                                             ==============  ==============  ==============

Basic and dilutive net income (loss) per
  common share                               $        0.08   $       (0.16)
                                             ==============  ==============

Weighted average common shares outstanding
  (basic and dilutive)                             596,469         468,539
                                             ==============  ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                                                       UNICORP, INC.
                                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND FOR
                                    THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                                           JANUARY 1, 1998, TO DECEMBER 31, 2001

                                                        __________

                                                                                                    LOSSES
                                                                                                  ACCUMULATED
                                                                     ADDITIONAL                   DURING THE
                                                COMMON     STOCK      PAID-IN      ACCUMULATED    DEVELOPMENT
                                                SHARES     AMOUNT     CAPITAL        DEFICIT         STAGE        TOTAL
                                               ---------  --------  ------------  -------------  -------------  ----------
Balance at December 31, 1997                        599   $     1   $ 3,096,253   $ (3,103,754)  $          -   $  (7,500)

Common stock issued for services provided to
  the Company                                     2,452         2       245,658              -              -     245,660

Common stock issued for cash                        877         1        87,899              -              -      87,900

Common stock issued in recapitalization by
  Laissez-Faire Group, Inc. (See Note 8)          9,386         9            (9)             -              -           -

Net loss, as restated                                 -         -             -              -       (359,560)   (359,560)
                                               ---------  --------  ------------  -------------  -------------  ----------

Balance at December 31, 1998, as restated        13,314        13     3,429,801     (3,103,754)      (359,560)    (33,500)

Common stock issued for services provided to
  the Company                                    10,950        11       219,299              -              -     219,310

Common stock of Auto Azxpt.com issued by the
  Company (See Note 10)                         179,730       180          (180)             -              -           -

Cancellation of Auto Azxpt.com common stock
  based upon unsuccessful closing of the
  transaction (See Note 10)                    (179,730)     (180)          180              -              -           -

Net loss, as restated                                 -         -             -              -       (450,810)   (450,810)
                                               ---------  --------  ------------  -------------  -------------  ----------

Balance at December 31, 1999                     24,264   $    24   $ 3,649,100   $ (3,103,754)  $   (810,370)  $(265,000)
                                               =========  ========  ============  =============  =============  ==========


    The accompanying notes are an integral part of these consolidated financial statements.

                                                 UNICORP, INC.
                                   (A CORPORATION IN THE DEVELOPMENT STAGE)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND FOR
                             THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                                     JANUARY 1, 1998, TO DECEMBER 31, 2001

                                                  __________

                                                                                                LOSSES
                                                                                              ACCUMULATED
                                                                 ADDITIONAL                   DURING THE
                                              COMMON    STOCK     PAID-IN      ACCUMULATED    DEVELOPMENT
                                              SHARES   AMOUNT     CAPITAL        DEFICIT         STAGE        TOTAL
                                              -------  -------  ------------  -------------  -------------  ----------
Balance at December 31, 1999                   24,264  $    24  $ 3,649,100   $ (3,103,754)  $   (810,370)  $(265,000)

Issuance of common stock to complete zeolite
  inventory purchase from Equitable           474,289      474      246,026              -              -     246,500

Net loss                                            -        -            -              -        (77,086)    (77,086)
                                              -------  -------  ------------  -------------  -------------  ----------

Balance at December 31, 2000                  498,553      498    3,895,126     (3,103,754)      (887,456)    (95,586)

Accounts payable paid by the Parent                 -        -       42,586              -              -      42,586

Special distribution in connection with
  forward 100 for 1 stock split and reverse
  1 for 2003 stock split                       97,916       98          (98)             -              -           -

Net loss                                            -        -            -              -         45,250      45,250
                                              -------  -------  ------------  -------------  -------------  ----------

Balance at December 31, 2001                  596,469  $   596  $ 3,937,614   $ (3,103,754)  $   (842,206)  $  (7,750)
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

                                           UNICORP, INC.
                             (A CORPORATION IN THE DEVELOPMENT STAGE)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            __________

                                                                                      INCEPTION OF
                                                                                      DEVELOPMENT
                                                                                         STAGE,
                                                                                       JANUARY 1,
                                                       YEAR ENDED DECEMBER 31,         1998,  TO
                                                    ------------------------------   DECEMBER  31,
                                                         2001            2000            2001
                                                    --------------  --------------  --------------
Cash flows from operating activities:
  Net income (loss)                                 $      45,250   $     (77,086)  $    (842,206)
  Adjustment to reconcile net income (loss) to
    net cash used in operating activities:
    Common stock issued for services                                            -         464,970
    Write-down of assets to estimated net
      realizable value                                          -               -         200,000
    Increase (decrease) in accounts payable
      and accrued liabilities                             (87,836)         77,086          46,750
                                                    --------------  --------------  --------------

        Net cash used by operating activities
          and net increase in cash and cash
          equivalents                                     (42,586)              -        (130,486)
                                                    --------------  --------------  --------------
Cash flows from financing activities:
  Proceeds from sale of common stock and
    capital contributions                                  42,586               -         130,486
                                                    --------------  --------------  --------------

        Net cash provided by financing activities          42,586               -         130,486
                                                    --------------  --------------  --------------

Net increase (decrease) in cash and cash
  equivalents                                                   -               -               -

Cash and cash equivalents, beginning of year                    -               -               -
                                                    --------------  --------------  --------------

Cash and cash equivalents, end of year              $           -   $           -   $           -
                                                    ==============  ==============  ==============


Non-cash investing and financing activities:
  Note payable contributed as additional paid-in
    capital                                         $           -   $     200,000   $     200,000

  Accrued interest contributed as additional
    paid-in capital                                             -          46,500          46,500


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

     NET  LOSS  PER  COMMON  SHARE
     -----------------------------

     Basic and dilutive net loss per common share for the years ended December 31, 2001 and 2000 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

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

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
     --------------------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly desegregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 141 and SFAS No. 142 is not expected to have a material impact on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15,2002 and is not expected to have a material impact on the Company's results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The implementation of SFAS No. 144 is not expected to have a material impact on the Company's results of operations or financial position.


3.   OPTION  TRANSACTION  WITH  AZ  CAPITAL,  INC.  ("AZ  CAPITAL")
     --------------------------------------------------------------

     Effective January 1, 1998, the Company entered into an agreement with AZ Capital under which Unicorp granted AZ Capital an option to acquire one of its wholly-owned subsidiaries, Whitsitt Oil Company, Inc. (now Marcap International, Inc.). The option, which was never exercised, was provided in exchange for 596,469 shares of AZ Capital's common shares. At the date of the option, AZ Capital was a dormant subsidiary of Equitable and had no assets or liabilities. Accordingly, the option was not valued in the Company's financial statements. Equitable became the Company's parent in a separate transaction on March 1, 1998 (See Note 8).


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   __________

4.   INCOME  TAXES
     -------------

     The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2001 are as follows:

    Net operating loss carryforward  $ 997,521
                                     ----------

    Total gross deferred tax assets    997,521

    Less valuation allowance          (997,521)
                                     ----------

    Net deferred tax assets          $       -
                                     ==========

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                      2001                       2000
                           -------------------------  -------------------------
                                         PERCENTAGE                 PERCENTAGE
                                         OF PRE-TAX                 OF PRE-TAX
                              AMOUNT        LOSS         AMOUNT        LOSS
                           ------------  -----------  ------------  -----------
  Benefit (provision) for
    income tax at federal
    statutory rate         $   (14,479)        34.0%  $    26,209         34.0%

  Increase in valuation
    allowance                   14,479        (34.0)      (26,209)       (34.0)
                           ------------  -----------  ------------  -----------

    Total                  $         -            -%  $         -            -%
                           ============  ===========  ============  ===========

     As of December 31, 2001, for U.S. federal income tax reporting purposes, the Company has approximately $2,900,000 of unused net operating losses ("NOL's") available for carryforward to future years. The benefit from carryforward of such NOL's will expire during the years ended December 31, 2002 to 2021. Because the Company's 1998 transaction with Equitable for purchase of Zeolite inventory resulted in more than a 50 percent change in shareholder ownership percentages, the provisions of Section 382 of the Internal Revenue Code severely limit the Company's ability to utilize its NOL carryforwards to reduce future taxable income and tax liabilities.
     Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Based on the above limitations, the Company has significant NOL carryforwards for which realization of tax benefits is uncertain.


5.   STOCKHOLDERS'  EQUITY
     ---------------------

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


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   __________

5.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

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

     Effective July 1, 2001, the stockholders approved amendments to the Company's articles of incorporation that increased the number of authorized shares of the Company's common stock from 50,000,000 shares with a par value of $0.01 per share to 1,500,000,000 shares with a par value of $0.0001 per share. The amendments also authorized the issuance of up to 25,000,000 shares of preferred stock with a par value of $0.01 per share. The preferred stock is issuable in one or more series, with the number of shares in each series, and the related preferences and rights, to be determined by the Company's board of directors.

     Concurrently with amendments to the Company's articles of incorporation, the Company also approved a 100 to 1 stock split immediately followed by a 1 for 2003 reverse stock split. These reverse stock splits have been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts prior to the record dates of the reverse stock splits have been restated to reflect the stock splits on a retroactive basis. In connection with these stock splits, no stockholder was reduced to less than 100 shares and, accordingly, the splits resulted in a special distribution to certain stockholders totaling 97,916 shares.


6.   RECAPITALIZATION
     ----------------

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


7.   ZEOLITE  INVENTORY  PURCHASE
     ----------------------------

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

8.   SPIN-OFF  OF  TEXAS  NEVADA  OIL  &  GAS  CO.,  INC.
     ----------------------------------------------------

     On March 23, 2001, the Company entered into a preliminary agreement with the TNOG, the Parent, and Opportunity Acquisition Company ("Opportunity") under which the Company agreed to merge TNOG with Opportunity in a transaction (the "Transaction") to be treated as a recapitalization of Opportunity.


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   __________

8.   SPIN-OFF  OF  TEXAS  NEVADA  OIL  &  GAS  CO.,  INC.,  CONTINUED
     ----------------------------------------------------------------

     After signing the preliminary agreement, Opportunity merged with and into Houston American Energy Corp. ("HAEC") and HAEC assumed Opportunity's rights in the Transaction. HAEC is a delaware corporation engaged in oil and gas exploration and production in Texas.

     On July 31, 2001, HAEC and the Company entered into a Plan and Agreement of Merger relative to the merger of TNOG, which was amended and restated as of August 31, 2001. Finally, on September 26, 2001, the Company entered into a definitive Amended and Restated Plan and Agreement of Merger under which the merger of TNOG was completed on January 17, 2002.

     Under the terms of the preliminary agreement signed in March 2001 and subsequent amendments:

     - The Company completed a "spin-off" TNOG to its stockholders and promptly thereafter the Company and TNOG completed a registration of TNOG's common stock on Form 10-SB in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     - Following the completion of the spin-off and registration of the TNOG's common stock, HAEC merged (the "Merger") with TNOG through the exchange of 5% of its common stock for 100% of TNOG's common stock.

     - HAEC, in connection with the Information Statement and as part of the Merger, prepared a registration statement on Form S-4 under the Securities Act of 1933 to register the HAEC common stock received by the Company's stockholders.

     - HAEC paid $75,000 of the costs of the Transaction through cancellation of a $75,000 promissory note that was originated as part of the Transaction. This $75,000 is shown as other income in the accompanying financial statements.

     - The Company and TNOG prepared and sent to the Company's stockholders an information statement (the "Information Statement") required by the Exchange Act in connection with obtaining approval for the Merger.

9.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its emergence as a development stage enterprise, the Company has not generated any revenue and is dependent on debt and equity infusions from the Parent or outside sources to sustain its operations. As shown in the accompanying financial statements, for the year ended December 31, 2001 and 2000, the Company reported a net income of $45,250 and a net loss of $(77,086), respectively. At December 31, 2000 the Company had an accumulated deficits of $(3,103,754), losses accumulated during the development stage of $(842,206), a stockholders' deficit of $(7,750), and negative working capital of $(7,750). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   __________

9.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

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

On March 30, 2001, we engaged the accounting firm of Ham, Langston & Brezina, L.L.P., Houston, Texas as independent accountants for our fiscal years ending December 31, 1998, 1999, 2000 and subsequently 2001.

We had no disagreements with Alvin L. Dahl & Associates, P.C.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

NAME            AGE               POSITION               POSITION HELD SINCE
--------------  ---  ----------------------------------  -------------------

Louis G.  Mehr   69  President, Director                 March, 2000
John Marrou      61  Secretary, Chief Financial Officer  March, 2000

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

Biographical  Information

LOUIS MEHR, President and sole director, received his L.L.B. from the South Texas College of Law in 1962. Mr. Mehr has been retired from the practice of law for over five years and is not currently licensed to practice law. In addition to serving as the sole director and executive officer of Unicorp, Mr. Mehr is also currently president and sole director of Marcap International, Inc.(formerly Martex Trading Co., Inc.); Med-X Systems, Inc.; The Laissez-Faire Group, Inc.; and AZ Capital, Inc. Marcap, Med-X, and Laissez-Faire are currently 100% owned subsidiaries of Unicorp and Unicorp owns approximately 8.7% of the outstanding stock of AZ Capital, all of which are "blank check" or "shell" companies whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for its shareholders. Mr. Mehr also serves as president and a director of Texas Arizona Mining Company; Equitable Assets Incorporated; and LGM Capital, Inc., all private companies. None of the above companies is currently engaged in the active conduct of business operations.

JOHN MARROU, Secretary and Chief Financial Officer. Mr. Marrou has been involved in the practice of accounting for the past thirty years, and for the past five years has been a self-employed accountant serving small businesses and individuals. He works on a professional fee contract basis and his practice includes issuing opinions on financial statements as a CPA to installing computerized systems , maintaining computerized business records, preparing individual and business tax returns, representation of clients before the Internal Revenue Service, and advising with respect to periodic filing requirements under the Exchange Act of 1934.

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

                                 SHARES BENEFICIALLY OWNED
Beneficial Owner                 Number            Percent
------------------------------  -------            -------

Equitable Assets Incorporated  474,589(1)            79.6%
35 Barracks Road
3rd Floor
Belize City, Belize C.A.

Louis G.  Mehr (3)             474,589(2)            79.6%
1907 Tarpley Ct.
Katy, Texas 77493

All officers and directors     474,589(2)            79.6%
  as a group (2 persons)(3)

     (1) Equitable Assets Incorporated("Equitable"), a Belize corporation, was the holder of record of these shares. Equitable was one hundred percent (100%) owned by the First Madison Trust("FMT"), a Belize personal trust. The settlor and beneficiary of the trust was John Avilez, a Belize citizen and lawyer, who is now deceased. Mr. Avilez died on April 4, 2000. It is assumed that Mr. Avilez's estate succeeded as beneficiary of FMT. As of March, 2002, Louis G. Mehr, our president, acquired control of Equitable.
     (2) Includes 474,589 shares held of record by Equitable Assets Incorporated which as of March 2002 was owned by Mr. Mehr. Mr. Mehr serves as president of Equitable.
     (3)  The  person  listed  is  an  officer, a director, or both, of Unicorp.

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

Each of our officers and directors also are officers, directors, or both of several other development-stage corporation that are inactive and without significant assets or liabilities and whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for their shareholders. These companies may be in direct competition with us for available opportunities.

Our management and other principal shareholders intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their initial shares for cash of $0.001 and services valued at $0.019 per share. Additional shares were issued for cash and services at per share prices ranging from $0.01 to $0.03. As a result of the Zeolite Transaction, Equitable acquired 474,288 issuable shares in exchange for consideration valued at $246,500, or $.52 per share. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors or affiliates which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to our officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other shareholders. In making any such sale, our officers, directors and affiliates may consider their own personal pecuniary benefit rather than our best interests and our other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of our management.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  List  of  Documents  Filed  with  this  Report.

          (1)  Consolidated  Financial  Statements, UNICORP, Inc.
               and  subsidiary  companies:                                  Page

               Report  of  Ham,  Langston  &  Brezina,  LLC,
               independent  certified  public  accountants, dated
               April  11,  2002                                              1

               Consolidated Balance Sheet as of December 31, 2001
               2  Consolidated  Statements  of Operations for the
               years  ended  December  31, 2001 and 2000, and for
               the  period  from  inception  of  the  development
               stage,  January  1,  1998,  to  December 31,2001              3

               Consolidated  Statements  of  Stockholder's Equity
               (Deficit)  for  the  years ended December 31, 2001
               and 2000, and for the period from inception of the
               development  stage,  January  1, 1998, to December
               31,2001                                                      4-5

               Consolidated  Statements  of  Cash  Flows  for the
               years  ended  December  31, 2001 and 2000, and for
               the  period  from  inception  of  the  development
               stage,  January  1,  1998,  to  December 31,2001              6

               Notes to Consolidated Financial Statements                  7-14

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

           10.6* Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company described in Exhibit 10.6 to Registrant's Form 10-QSB for the period ending March 31, 2001and filed
                         ____________________.

           10.7* July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp. described in Exhibit 10.7 to Registrant's Form 10-QSB for the period ending September 30, 2001and filed ______________.

           16.1* Letter from Alvin L. Dahl & Associates, P.C., former accountants, on change in certifying accountant described in Exhibit 16.1 tto Registrant's Amended Form 8-K /A filed April 24, 2001.

           16.2* Letter from Ham, Langston & Brezina, L.L.P., new accountants, on change in certifying accountant described in Exhibit 16.2 to Registrant's Form 8-K dated April 6, 2001 and filed April 10, 2001.

           21            Subsidiaries  of  the  Registrant.


            *    incorporated  by  reference.

(c) Reports on Form 8-K filed by the Company during the last quarter of its fiscal year ending December 31, 2001:

      (1)   No  reports  on  Form  8-K  were  filed  for  the  period.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNICORP,  INC.


By:    /S/  LOUIS  G.  MEHR
       Louis  G.  Mehr,  President

Date:  April 11, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/  LOUIS  G.  MEHR
Louis G. Mehr, Principal Executive Office and Sole Director

Date:  April 11, 2002



/S/  JOHN  MARROU
John Marrou, Principal Financial Officer and CFO


Date:  April 11, 2002