Form 10QSB/A
period 2000-06-30
UNICORP INC /NEW
filed 2002-04-19
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549




                                FORM 10-QSB / A-1

                                AMENDMENT NO. 1


    QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the quarter period ended JUNE 30, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [ X ] Yes  [   ]No

The number of shares outstanding of each of issuer's classes of common equity, as of June 30, 2000 is 9,986,020 shares of $.01 par value voting common stock.


Not a Transitional Small Business Disclosure Format.

NOTE: This Form 10-QSB Amendment No. 1 amends our original Form 10-QSB which we filed on August 11, 2000; and amends and restates that filing in its entirety as follows:

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


                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

     (a) The financial statements of registrant for the six months ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   ----------



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND
            FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                        JANUARY 1, 1998, TO JUNE 30, 2000

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                   ----------


                                                                   Page(s)
                                                                   -------
Consolidated Condensed Balance Sheets as of June 30,
  2000 (unaudited) and December 31, 1999                              1

Unaudited Consolidated Condensed Statements of Operations
  for the three months and six months ended June 30, 2000
  and 1999, and for the period from inception of the
  development stage, January 1, 1998, to June 30, 2000                2

Unaudited Consolidated Condensed Statement of Stockholders'
  Deficit for the six months ended June 30, 2000                      3

Unaudited Consolidated Condensed Statements of Cash Flows
  for the six months ended June 30, 2000 and 1999, and
  for the period from inception of the development stage,
  January 1, 1998, to June 30, 2000                                   4

Notes to Unaudited Consolidated Condensed Financial Statements        5

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                June 30, 2000 (Unaudited) and December 31, 1999

                                   ----------


                                                         JUNE 30,
                                                           2000        DECEMBER
                                                       (UNAUDITED)     31, 1999
     ASSETS                                             (RESTATED)      (NOTE)
     ------                                            ------------  ------------

Current assets                                         $         -   $         -
                                                       ------------  ------------
    Total assets                                       $         -   $         -
                                                       ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to the Parent                           $         -   $   200,000
  Accounts payable and accrued liabilities                  90,586        65,000
                                                       ------------  ------------
    Total current liabilities                               90,586       265,000
                                                       ------------  ------------
Commitments and contingencies

Stockholders' deficit:
  Common stock: $0.01 par value; 50,000,000 shares
    authorized; 9,986,020 and 486,020 shares issued
    and outstanding at June 30, 2000 and December 31,
    1999, respectively                                      99,860         4,860
  Additional paid-in capital                             3,795,764     3,644,264
  Accumulated deficit                                   (3,103,754)   (3,103,754)
  Losses accumulated during the development stage         (882,456)     (810,370)
                                                       ------------  ------------
    Total stockholders' deficit                            (90,586)     (265,000)
                                                       ------------  ------------
      Total liabilities and stockholders' deficit      $         -   $   200,000
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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   ----------


                                                                                  Inception of
                                                                                  Development
                                                                                     Stage,
                                Three Months Ended         Six Months Ended        January 1,
                                     June 30,                  June 30,             1998, to
                             ------------------------  ------------------------     June 30,
                                2000         1999         2000         1999           2000
                             (Restated)   (Restated)   (Restated)   (Restated)     (Restated)
                             -----------  -----------  -----------  -----------  --------------
General and administrative
  expense                    $    2,500   $   13,436   $   68,086   $  166,758   $     599,778

Litigation expense                    -            -            -       33,678          33,678

Loss from write-down of
  assets to estimated net
  realizable value                    -            -            -            -         200,000

Interest expense                      -        6,000        4,000       12,000          46,500
                             -----------  -----------  -----------  -----------  --------------

Net loss                     $   (2,500)  $  (19,436)  $  (72,086)  $ (212,436)  $    (879,956)
                             ===========  ===========  ===========  ===========  ==============

Basic and dilutive net
  loss per common share      $    (0.00)  $    (0.04)  $    (0.01)  $    (0.51)
                             ===========  ===========  ===========  ===========

Weighted average common
  shares outstanding
  (basic and dilutive)        9,986,020      464,577    6,446,292      419,001
                             ===========  ===========  ===========  ===========



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   ----------

                                                                                          Losses
                                                           Additional    During the     Accumulated
                                        Common     Stock     Paid-In     Accumulated    Development
                                        Shares    Amount     Capital       Deficit         Stage        Total
                                       ---------  -------  -----------  -------------  -------------  ----------
BALANCE AT DECEMBER 31, 1999, AS
  RESTATED                               486,020  $ 4,860  $ 3,644,264  $ (3,103,754)  $   (810,370)  $(265,000)

ISSUANCE OF COMMON STOCK TO COMPLETE
  ZEOLITE INVENTORY PURCHASE FROM
  EQUITABLE                            9,500,000   95,000      151,500             -              -     246,500

NET LOSS                                       -        -            -             -        (72,086)    (72,086)
                                       ---------  -------  -----------  -------------  -------------  ----------

BALANCE AT JUNE 30, 2000, AS RESTATED  9,986,020  $99,860  $ 3,795,764  $ (3,103,754)  $   (882,456)  $ (90,586)
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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   ----------

                                                                            Inception of
                                                                            Development
                                                                               Stage,
                                                                             January 1,
                                            Six Months    Ended June 30,      1998, to
                                           ------------  ----------------     June 30,
                                               2000            1999             2000
                                            (Restated)      (Restated)       (Restated)
                                           ------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                 $   (72,086)  $      (212,436)  $    (879,956)
  ADJUSTMENT TO RECONCILE NET LOSS TO NET
    CASH USED IN OPERATING ACTIVITIES           72,086           212,436         792,056
                                           ------------  ----------------  --------------

      NET CASH REQUIRED BY OPERATING
        ACTIVITIES                                   -                 -         (87,900)
                                           ------------  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM SALE OF COMMON STOCK                 -                 -          87,900
                                           ------------  ----------------  --------------

     NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                   -                 -          87,900
                                           ------------  ----------------  --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                             -                 -               -
                                           ------------  ----------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD   $         -   $             -   $           -
                                           ============  ================  ==============



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

     The impact of correcting these errors in application of generally accepted accounting principles on the financial statements as of and for the six months ended June 30, 2000 and 1999 is as follows:


                                                      2000           1999
                                                  -------------  -------------

     Decrease in non-current assets               $(10,609,860)  $(10,409,860)

     Increase (decrease) in current liabilities   $     26,719   $   (650,011)

     Decrease in Series A preferred stock         $          -   $ (5,800,000)

     Decrease in common stock and additional
       paid-in capital                            $ (9,856,289)  $ (4,125,663)

     Change in accumulated deficit and losses
       incurred during the development stage      $   (780,290)  $    165,814

     Change in net loss                           $     65,397   $      7,242

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


                                    Continued

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------


4.   Income  Taxes,  continued
     -------------------------

                               Three Months Ended       Six Months Ended
                                     June 30,               June 30,
                             ----------------------  ----------------------
                                2000        1999        2000        1999
                             (Restated)  (Restated)  (Restated)  (Restated)
                             ----------  ----------  ----------  ----------

  BENEFIT FOR INCOME TAX AT
    FEDERAL STATUTORY RATE        34.0%       34.0%       34.0%       34.0%

  NON-DEDUCTIBLE EXPENSES            -        (6.7)          -       (32.6)

  INCREASE IN VALUATION
    ALLOWANCE                    (34.0)      (27.3)      (34.0)       (1.4)
                             ----------  ----------  ----------  ----------

    TOTAL                            -%          -%          -%          -%
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


          EXHIBIT      DESCRIPTION
          NUMBER

             11*       Computation of Per Share Earnings

             27*       Financial Data Schedule

               *   Previously  filed.

     (b) The following reports on Form 8-K were filed by the Company during the quarter ending June 30, 2000:

          (1) Current Report on Form 8-K for the Company dated March 1, 1999 and filed April 14, 1999, Commission File No. 2-73389, reporting the acquisition of Auto Axzpt.Com, Inc. (a non existing company).




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC.


By:    /S/ LOUIS G. MEHR
       Loui  G. Mehr, President


Date:  April 9, 2002