Form 10QSB
period 2002-03-31
UNICORP INC /NEW
filed 2002-05-15
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the quarter period ended March 31, 2002

                         Commission File Number: 2-73389

                                  UNICORP, INC.

             NEVADA                                      75-1764386
 (State or other jurisdiction of            (I.R.S. Employer Identification No)
   incorporation or organization)



                                C/O Louis G. Mehr
                                1907 Tarpley Ct.
                               Katy   TX    77497
                                  281-347-1221
           (Address of principal executive offices and telephone no.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of each of issuer's classes of common equity, as of March 31, 2001 is 596,469 of $.001 par value voting common stock.

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

We have been delinquent in filing our required periodic reports with the Securities Exchange Commission (SEC). We had filed Form 10-KSB annual reports for our 1998 and 1999 fiscal years containing unaudited financial statements (collectively the "Unaudited Annual Financials") and filed no Form 10-KSB annual report for our 2000 fiscal year. We have corrected these deficiencies and delinquencies and are seeking to correct other late filing delinquencies. Further, our original quarterly filings for the interim periods March 31, 1998 through September 30, 2000 ("10QSB Filings") include unreviewed financial statements (collectively the "Unreviewed Quarterly Financials") that are based upon the Unaudited Annual Financials contained in our 1999 10KSB and 1998 10KSB. The Unaudited Annual Financials included in the original 1999 10KSB and original 1998 10KSB and the Unreviewed Quarterly Financials included in our 10QSB Filings are not a reliable basis for considering a purchase of our securities and should not be relied upon by any person as a basis for considering a purchase of our common stock. We believe that investors may rely upon the audited financial statements included in our amended Form 10-KSB annual reports for our 1998 and 1999 fiscal years and in our Form 10-KSB annual report for our 2000 fiscal year (all filed in December 2001); the reviewed quarterly financials based upon those audited financial statements to be included in our amended quarterly filings for the interim periods March 31, 1998, through September 30, 2000, to be filed as soon as practical after the filing of our 2000 Annual Report on Form 10-KSB; and the reviewed quarterly financials included in this report and in our quarterly filings commencing in our 2001 fiscal year.

As a result of the failures to file these reports ,investors in our stock have not had available to them financial and other information which would be necessary for informed investment decisions. Although as a consequence of our deficient and late filings of periodic reports, investors did not have available to them full financial and other information concerning the Company, we do not believe such failures will result in claims against us since we did not sell stock to investors and there was limited active trading market for our stock during this delinquency. Recently the SEC has written a letter to us regarding the inadequacies of our filings and our failure to file. It has also requested us to provide information and documents. We cannot say at this point what if any actions the SEC may take against us. Any action taken by the SEC could have an adverse impact on us and our business plan.


                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


     (a) The financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

     (b)

                                  UNICORP, INC.
                     (A CORPORATION IN THE DEVELOPMENT STAGE)
              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


Consolidated Condensed Balance Sheets as of March 31, 2002 (unaudited)

Unaudited Consolidated Condensed Statements of Operations for the three months ended March 31, 2002

Unaudited Consolidated Condensed Statement of Stockholders' Deficit for the three months ended March 31, 2002

Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 31,

Notes to Unaudited Consolidated Condensed Financial Statements

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  March 31, 2002
                                    ________

     ASSETS

Current assets                                                      $         -
                                                                    ------------

     Total assets                                                             -
                                                                    ============


     LIABILITIES AND STOCKHOLDERS EQUITY

     Current liabilities:
        Accounts payable                                            $     7,750
                                                                    ------------

          Total current liabilities                                 $     7,750
                                                                    ------------

Stockholders deficit:
  Preferred stock:  $.01 par value:  25,000,000
       shares authorized
  Common stock:  $.001 par value;  50,000,000
       Shares authorized;  596,469 shares issued and
       Outstanding                                                  $       596
  Additional paid-in capital                                          3,937,614
  Accumulated deficit                                                (3,103,743)
  Losses accumulated during the development stage                      (842,206)
                                                                    ------------

     Total and stockholders deficit                                      (7,750)
                                                                    ------------
     Total liabilities and
      stockholders deficit                                          $         -
                                                                    ============

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATENENTS OF OPERATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


Income                                                              $         -

Expenses                                                                      -
                                                                    ------------

Net  Income  (Loss)                                                           -
                                                                    ============

Basic  and  dilutive  net  income  (loss)  per  common share        $         -
                                                                    ------------

Weighted  average  common  shares  outstanding                          596,469
                                                                    ------------

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                                     Losses
A                                                                    During
                        Common Stock      Paid-In    Accumulated   Development
                      Shares    Amount    Capital       Deficit       Stage
                      -------  -------  -----------  ------------  -----------

Balance at
  December 31, 2001   596,469  $   596  $ 3,937,614  $(3,103,743)  $ (842,206)

Net Income (Loss)           -        -            -            -            -

                      -------  -------  -----------  ------------  -----------
Balance at
  March 31, 2002      596,469  $   596  $ 3,937,614  $(3,103,743)  $ (842,206)
                      =======  =======  ===========  ============  ===========

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


Cash  flows  from  operating  activities:

     Net  income (loss)                                              $       -

Cash  and  cash  equivalents,  beginning  of
  period                                                                     -
                                                                     ---------

Cash and cash equivalents, end of period                             $       -
                                                                     =========


    The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL  INFORMATION  AND  DESCRIPTION  OF  BUSINESS

The unaudited consolidated condensed financial statements included herein have been repared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the udited consolidated financial statements and notes thereto of Unicorp, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

2.   DESCRIPTION OF BUSINESS


The Company was originally incorporated on May 8, 1981 in the state of Nevada under the name of Texoil, Inc. to engage in minerals exploration, production, refining and transportation. The Company is approximately 97% owned by Equitable Assets Incorporated (the "Parent" or "Equitable"), a
Belize corporation. With the exception of a transaction involving the Parent, the Company has not been engaged in any significant activities since 1992 when both the Company and its subsidiaries ceased active operations and liquidated their operating assets. The Company is not considered a development stage enterprise because it has not yet commenced, nor raised significant revenue from, new commercial operations and because its current efforts are focused almost entirely on maintenance of corporate status and capital raising activities. The Company had a subsidiary, Texas Oil & Gas Co., Inc., which it spun off in January 2002. The Company has three remaining wholly-owned subsidiaries, as follows:

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


3.   INCOME TAXES

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss remains at zero.

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


The Proposed Spin-offs


In order to facilitate a potential merger for Unicorp and to try to create multiple acquisition opportunities for our shareholders, we are distributing all of the shares we own in our wholly owned subsidiaries, Marcap International, Inc.(formerly Martex Trading Co., Inc.); Med-X Systems, Inc.; The Laissez-Faire Group, Inc. and all of our 8.7% interest in AZ Capital, Inc. in a pro rata distribution to Unicorp shareholders (the "Spin-offs"). These companies are "blank check" or "shell" companies that are inactive and without significant assets or liabilities and whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for its shareholders. Each company intends to become a reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act") by filing a registration statement on Form 10-SB with the Securities and Exchange Commission (the "Commission") on a voluntary basis in order to make information concerning itself more readily available to the public ("Exchange Act Registrations"). We believe that being a reporting company under the Exchange Act could provide a prospective merger or acquisition candidate with additional information concerning each company and could possibly make each more attractive to an operating business opportunity as a potential merger or acquisition candidate. As a result of filing registration statements, these companies will be obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements.

     On March 23, 2001, in order to defray some of the expenses of the Texas-Nevada Spin-off and the expenses of it becoming a public reporting company, estimated to be $75,000, Unicorp, its principal shareholder Equitable Assets Incorporated ("Equitable"), and Texas-Nevada Oil & Gas Co. entered into an agreement with Opportunity Acquisition Company ("Opportunity"), an unrelated Texas corporation which was wholly owned by John F. Terwilliger, under which Opportunity agreed to pay the Costs up to $75,000 to Equitable in consideration for Unicorp and Equitable's agreement to effect a merger of Texas-Nevada Oil & Gas Co. and Opportunity (including subsequent First Amendment dated July 31, 2001, the "March Agreement"). In January 2002, the spinoff was completed. On April 29, 2002, a final agreement was signed was signed with Alexander & Wade, Inc., a San Diego, California company, whereby that company would take
Med-X Systems, Inc., a subsidiary, in a proposed spinoff. The spinoff is in progress.

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


NEED FOR ADDITIONAL CAPITAL OR FINANCING We believe that our existing capital will be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. We do not have capital sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Although Equitable Assets, our majority stockholder has committed to bear the expenses of securities compliance and the searches for suitable business combinations, there is no assurance that Equitable Assets will be able to provide the necessary resources when needed or for how long it will be able to meet that commitment. We may have to seek loans or equity placements to cover such cash needs. In the event we are not able to complete a business combination during this period, lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds we will ultimately be able to complete a business combination. Once a business combination is completed, our need for financing is likely to increase substantially. No commitments to additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us allow us to cover our expenses as they may be incurred. Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II - OTHER INFORMATION

ITEM  6.    None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC

By:    /S/  LOUIS G. MEHR

Louis G. Mehr, President

Date:  May 15, 2002