Form 10QSB
period 2002-06-30
UNICORP INC /NEW
filed 2002-08-19
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the quarter period ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of each of issuer's classes of common equity, as of June 30, 2002 is 596,469 of $.001 par value voting common stock.

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


                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


     (a) The financial statements of registrant for the six months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

     (b)

                                  UNICORP, INC.
                     (A CORPORATION IN THE DEVELOPMENT STAGE)
              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2002


Consolidated  Condensed  Balance  Sheets  as  of  June  30,  2002  (unaudited)

Unaudited Consolidated Condensed Statements of Operations for the six months ended June 30, 2002

Unaudited Consolidated Condensed Statement of Stockholders' Deficit for the six months ended June 30, 2002

Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2002

Notes  to  Unaudited  Consolidated  Condensed  Financial  Statements

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  June 30, 2002
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
                                                                    ============

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATENENTS OF OPERATION
                    FOR THE SIX MONTHS ENDED JUNB 30, 2002


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

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                                     Losses
A                                                                    During
                        Common Stock      Paid-In    Accumulated   Development
                      Shares    Amount    Capital       Deficit       Stage
                      -------  -------  -----------  ------------  -----------

Balance at
  December 31, 2001   596,469  $   596  $ 3,937,614  $(3,103,743)  $ (842,206)

Net Income (Loss)           -        -            -            -            -
                      -------  -------  -----------  ------------  -----------
Balance at
  June 30, 2002       596,469  $   596  $ 3,937,614  $(3,103,743)  $ (842,206)
                      =======  =======  ===========  ============  ===========

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2002


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


                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL  INFORMATION  AND  DESCRIPTION  OF  BUSINESS

The unaudited consolidated condensed financial statements included herein have been repared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the udited consolidated financial statements and notes thereto of Unicorp, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

     On March 23, 2001, in order to defray some of the expenses of the Texas-Nevada Spin-off and the expenses of it becoming a public reporting company, estimated to be $75,000, Unicorp, its principal shareholder Equitable Assets Incorporated ("Equitable"), and Texas-Nevada Oil & Gas Co. entered into an agreement with Opportunity Acquisition Company ("Opportunity"), an unrelated Texas corporation which was wholly owned by John F. Terwilliger, under which Opportunity agreed to pay the Costs up to $75,000 to Equitable in consideration for Unicorp and Equitable's agreement to effect a merger of Texas-Nevada Oil & Gas Co. and Opportunity (including subsequent First Amendment dated July 31, 2001, the "March Agreement"). In January 2002, the spinoff was completed. On April 29, 2002, a final agreement was signed was signed with Alexander & Wade, Inc., a San Diego, California company, whereby that company would take
Med-X Systems, Inc., a subsidiary, in a proposed spinoff. Subsequently, the spinoff was not completed. Unicorp believes it has no responsibility to return the $75,000.

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

Louis G. Mehr, President and CEO

Date:  August 16, 2002