Form 10QSB
period 2002-09-30
UNICORP INC /NEW
filed 2002-12-17
CIK 354507

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE

                                  SECURITIES ACT OF 1934

                   For the quarter period ended  September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of each of issuer's classes of common equity, as of September 30, 2002 is 596,469 of $.001 par value voting common stock.

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




   PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


     (a) The financial statements of registrant for the six months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                  UNICORP, INC.
                     (A CORPORATION IN THE DEVELOPMENT STAGE)
              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 2002

Consolidated Condensed Balance Sheets as of September 30, 2002 (unaudited)

Unaudited Consolidated Condensed Statements of Operations for the nine months ended September 30, 2002

Unaudited Consolidated Condensed Statement of Stockholders' Deficit for the Nine months ended September 30, 2002

Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002

Notes to Unaudited Consolidated Condensed Financial Statements







                                              UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                          SEPTEMBER 30, 2002

     ASSETS
Current assets                                                                       $         -
                                                                                                    ------------

     Total assets                                                                       $         -
                                                                                                    =======

     LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
        Accounts payable                                                           $     7,750
                                                                                                     ------------

          Total current liabilities                                                  $     7,750
                                                                                                     ------------

Stockholders deficit:
  Preferred stock:  $.01 par value:  25,000,000
       shares authorized
  Common stock:  $.001 par value;  50,000,000
       Shares authorized;  596,469 shares issued and
       Outstanding                                                                        $         596
  Additional paid-in capital                                                        3,937,614
  Accumulated deficit                                                                (3,103,743)
  Losses accumulated during the development stage         (842,206)
                                                                                                       --------------
     Total and stockholders deficit                                                   (7,750)
                                                                                                       --------------
     Total liabilities and
      stockholders deficit                                                            $         -
                                                                                                       ========






                                                     UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                           UNAUDITED CONSOLIDATED CONDENSED
                                       STATENENTS OF OPERATION
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Income                                                              $            -

Expenses                                                                        -
                                                                               ------------

Net  Income  (Loss)                                                       -
                                                                               =======
Basic  and  dilutive  net  income  (loss)  per  common share        $         -
                                                                                                                       =======

Weighted  average  common  shares  outstanding                          596,469
                                                                                                                     =======

<F1>
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.





















                                                    UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                     UNAUDITED CONSOLIDATED
               CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                           Common Stock      Paid-In      Accumulated     Develop.
                                          Shares    Amount    Capital         Deficit               Stage
                                                                                                                              Losses
                                             -------       -------       ----------       ------------           -----------
Balance at
  December 31, 2001    596,469  $   596   $ 3,937,614  $(3,103,743)    $ (842,206)

Net Income (Loss)                 -             -                        -                      -                       -

                                                ------      -------        -----------        ------------            -----------
Balance at
  June 30, 2002              596,469  $   596  $ 3,937,614  $(3,103,743)      $ 842,206)
                                         =======   =====    ========      ========        ========

                                                   UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                       UNAUDITED CONSOLIDATED
                     CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Cash  flows  from  operating  activities:

     Net  income (loss)                                              $       -

Cash  and  cash  equivalents,  beginning  of
  period                                                                                -
                                                                                      ---------

Cash and cash equivalents, end of period         $       -
                                                                                       =====

<F1>
    The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

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


2.   DESCRIPTION OF BUSINESS

The Company was originally incorporated on May 8, 1981 in the state of Nevada under the name of Texoil, Inc. to engage in minerals exploration, production, refining and transportation. The Company is approximately 79+% owned by Equitable Assets Incorporated (the "Parent" or "Equitable"), a Belize corporation. With the exception of a transaction involving the Parent, the Company has not been engaged in any significant activities since 1992 when both the Company and its subsidiaries ceased active operations and liquidated their operating assets. The Company is not considered a development stage enterprise because it has not yet commenced, nor raised significant revenue from, new commercial operations and because its current efforts are focused almost entirely on maintenance of corporate status and capital raising activities. The Company had a subsidiary, Texas Oil & Gas Co., Inc., which it spun off in January 2002. The Company has three remaining wholly-owned subsidiaries, as follows:

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



ITEM 2.   MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATIONS

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


The Proposed Spin-offs


In order to facilitate a potential merger for Unicorp and to try to create multiple acquisition opportunities for our shareholders, we are distributing all of the shares we own in our wholly owned subsidiaries, Marcap International, Inc.(formerly Martex Trading Co., Inc.); Med-X Systems, Inc.; The Laissez-Faire Group, Inc. and all of our 8.7% interest in AZ Capital, Inc. in a pro rata distribution to Unicorp shareholders (the "Spin-offs"). These companies are "blank check" or "shell" companies that are inactive and without significant assets or liabilities and whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for its shareholders. Each company intends to become a reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act") by filing a registration statement on Form
10-SB with the Securities and Exchange Commission (the "Commission") on a voluntary basis in order to make information concerning itself more available to the public ("Exchange Act Registrations"). We believe that being a reporting company under the Exchange Act could provide a prospective merger or acquisition candidate with additional information concerning each company and could possibly make each more attractive to an operating usiness opportunity as a potential merger or acquisition candidate.
As a result of filing registration statements, these companies will be obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements.

     On March 23, 2001, in order to defray some of the expenses of the Texas-Nevada Spin-off and the expenses of it becoming a public reporting company, estimated to be $75,000, Unicorp, its principal shareholder Equitable Assets Incorporated ("Equitable"), and Texas-Nevada Oil & Gas Co. entered into an agreement with Opportunity Acquisition Company ("Opportunity"), an unrelated Texas corporation which was wholly owned by John F. Terwilliger, under which Opportunity agreed to pay the Costs up to $75,000 to Equitable in consideration for Unicorp and Equitable's agreement to effect a merger of Texas-Nevada Oil & Gas Co. and Opportunity (including subsequent First Amendment dated July 31, 2001, the "March Agreement"). In January 2002, the spinoff was completed. On April 29, 2002, a final agreement was signed was signed with Alexander & Wade, Inc., a San Diego, California company, whereby that company would take Med-X Systems, Inc., a subsidiary, in a proposed spinoff. Subsequently, the spinoff was not completed. Unicorp believes it has no responsibility to return the $37,500.



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


NEED  FOR ADDITIONAL CAPITAL OR FINANCING

  We believe that our
existing capital will be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities & Exchange Act of 1934, as amended. We do not have capital sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange
Act of 1934. Although Equitable Assets, our majority stockholder has committed to bear the expenses of securities compliance and the searches for suitable business combinations, there is no assurance that Equitable Assets will be able to provide the necessary resources when needed or for how long it will be able to meet that commitment. We may have to seek loans or equity placements to cover such cash needs. In the event we are not able to complete a business combination during this period, lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds we will ultimately be able to complete a business combination. Once a business combination is completed, our need for financing is likely to increase substantially. No commitments to additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us allow us to cover our expenses as they may be incurred. Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II - OTHER INFORMATION

ITEM  6.    None.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC























I, Louis Mehr, state and attest that:

To the best of my knowledge, based upon a review of the covered reports of Unicorp, Inc. and, except as corrected or supplemented in a subsequent covered report: no covered report contained an untrue statement of a material fact as of the end of the period covered by such report, and no covered report omitted a material fact necessary to make the statements in the covered report, light of the circumstances under which they were made, not misleading as of the end of the period covered by such report. I have reviewed the contents of the report with the board of directors (composed of myself alone).
        In this statement under oath, each of the following, if filed on or before this date of this statement, is a covered report: Form 10KSB for the period ended December 31, 2001, of Unicorp, Inc.; All reports on Form 10QSB, all reports on Form 8K and all definitive proxy materials of Unicorp, Inc. filed with the Commission subsequent to the filing of the Form 10KSB identified above, and any amendments to any of the foregoing.

/s/ LOUIS MEHR

  ____________________________________
  Louis Mehr, President
  November 7, 2002



                                     Subscribed and sworn to before me

                                     this ___7TH_________day of

                                     ____NOVEMBER_____, 2002


                                    /S/  JOYCE DAVIS
                                     __________________________________
                                     Notary Public - Texas


                                     My commission expires:     11-23-02









I, John Marrou, state and attest that:

To the best of my knowledge, based upon a review of the covered reports of Unicorp, Inc. and, except as corrected or supplemented in a subsequent covered report: no covered report contained an untrue statement of a material fact as of the end of the period covered by such report, and no covered report omitted a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report. I have reviewed the contents of the report with the board of directors. In this statement under oath, each of the following, if filed on or before this date of this statement, is a covered report: Form 10KSB for the period ended December 31, 2001, of Unicorp, Inc.; All reports on Form 10QSB, all reports on Form 8K and all definitive proxy materials of Unicorp, Inc. filed with the Commission subsequent to the filing of the Form 10KSB identified above, and Any amendments to any of the foregoing.


/s/ JOHN MARROU
  ____________________________________
  John Marrou, Chief Finnancial Officer
  November 7, 2002



                                     Subscribed and sworn to before me

                                     this ____7________day of

                                     _______November______, 2002


                                      /s/ ANGELA D. BENSON
                                     __________________________________
                                     Notary Public - TEXAS
                                     My commission expires 12-27-06