Form 10KSB/A
period 2000-12-31
UNICORP INC /NEW
filed 2003-01-17
CIK 354507

2:


FILER:

     COMPANY DATA:
        COMPANY CONFORMED NAME:  	UNICORP INC. /  NEW
        CETRAL INDEX KEY:          	  0000354507
     STANDARD INDUSTRIAL
          CLASSIFICATION:             	CRUDE PETROLEUM &
                                       		 NATURAL GAS
     IRS NUMBER:                   	751764386
     STATE OF INCORPORATION:	NV
     FISCAL YEAR END:           	1231

     FILING VALUES:
     	FORM TYPE:               	10KSB
     	SEC ACT:                     	1934 ACT
   	SEC FILE NUMBER:    	000-10351
    	FILM NUMBER: 		1819591

     BUSINESS ADRESS:
     	STREET 1:                   	1907 TARPLEY CT.
     	CITY:               		KATY
     	STATE:    		TX
     	ZIP:                         	77493
     	BUSINESS PHONE:                     2813471221

     MAIL ADDRESS:
     	STREET 1:               	502 NORTH DIVISION STREET
 	STREET 2:      		SUITE 6500
     	CITY:	`	CARSON CITY
    	 STATE:   		NV
  	ZIP:                   		89703

     FORMER COMPANY:
    	 FORMER CONFORMED NAME:        AUTO AXZPT COM INC
    	 DATE OF NAME CHANGE:          19990331

     FORMER COMPANY:
           	FORMER  CONFORMED NAME:      TEXOIL INC
    	 DATE OF NAME CHANGE:          19881107

     FORMER COMPANY:
    	 FORMER CONFORMED NAME:        INICORP INC
     	DATE OF NAME CHANGE:          19980217






                        UNOTED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON D.C. 20549



                         FORM 10-KSB
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                   SECURITIES ACT OF 1934

         For the fiscal year ended DECEMBER 31, 2000
              Commission File Number:  2-73389


                        UNICORP, INC.


           NEVADA           		 75-1764386

 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 organization)

		 1907 Tarpley Ct.
                       	  Katy  TX
                   	 Telephone: 281-347-1221


Securities registered under Section 12(g) of the Act:
Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  [ ] Yes    [X]  No

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

We have been delinquent in filing our required periodic reports with the Securities Exchange Commission
(SEC). We have filed Form 10-KSB annual reports for our 1998 and 1999 fiscal years containing unaudited financial statements (collectively the "Unaudited Annual Financials") and filed no form 10-KSB annual report for our 2000 fiscal year and are now seeking to correct these and other filing delinquencies. The Unaudited Annual Financials included in the original l999 10KSB and original l998 10KSB should not be relied upon by any person as a basis for considering a purchase of our common stock. The Unaudited Annual Financials are not a reliable basis for considering a purchase of our securities. No person who may be considering purchasing any of the Company's securities should rely upon the Unaudited Annual Financiais included in our 1999 10KSB and 1998 10KSB in making a decision to purchase our securities. Further, because our quarterly filings for the interim periods December 31, 1998 and thereafter ("10QSB Filings") include unreviewed financial statements (collectively the "Unreviewed Quarterly Financials") that are based upon the Unaudited Annual Financials contained in our 1999 10KSB and 1998 10KSB, no person who may be considering purchasing any security of Unicorp should rely upon the Unreviewed Quarterly Financials included in our 10QSB Filings in making a decision to purchase our securities. We last included Unreviewed Quarterly Financials in our Form 10-QSB for the quarter ended September 30, 2000 which was filed on November 24, 2000. We believe that investors may rely upon the audited financial statements included in this report and the reviewed quarterly financials based upon those audited financial statements to be included in our amended quarterly filings for the interim periods December 31, 1998 and thereafter to be filed as soon as practical after the filing of this report and in our quarterly filings for periods after September 30, 2000.

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

Our auditors have determined that the Unaudited Annual
Financials contain three majoor errors.

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

2.   AZ  Capital  Transaction.

    We recorded an investment in AZ Capital that was 100% owned by Equitable acquired by us in a stock for stock transaction at a value in ecessof the value at which it was carried by Equitable.

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


3.   Cut-off Errors

We made cut-off errors that resulted in the recognition of certain expenses i improper accounting periods.


All of the above issues have been addressed in the Audited Annual Financials included in this Form 10-KSB.

History  of  the  Company

Unicorp, Inc. is a Nevada corporation incorporated on May 8, 1981 under the name of Texoil, Inc. for the purpose of minerals exploration, discovery, production, refining, and transportation. Prior to 1992, Unicorp was engaged in oil and gas operations in Ohio and Texas through its wholly owned subsidiaries Marcap International, Inc. (originally Whitsitt Oil Company, Inc. and formerly Martex Trading Co., Inc.) and Texas-Nevada Oil & Gas Co. and was also engaged in business as a medical insurance claims processor through its wholly owned subsidiary Med-X Systems, Inc. As a result of adverse business circumstances Unicorp and its subsidiaries ceased active business operations and liquidated their operating assets prior to l992. No material business operations have been conducted by Unicorp or its subsidiaries since 1992.

On December 31, 1997, Unicorp acquired 100% of The Laissez-
Faire Group, Inc., an inactive Texas corporation that has never conducted any business operations, in a share exchange. On March 1, 1998, the Company received approximately 8.7% of the outstanding common stock of AZ
Capital, Inc., an inactive Texas corporation that has never conducted any business operations, through the forfeiture of an Option Agreement whereby AZ Capital, Inc.
was to purchase Marcap International, Inc.


Uncirp's activities since 1992 have consisted primarily of maintaining its status and that of its subsidiaries, not conducted any commercial operations since 1992.
We  have no employees  and  own  no  real  estate.

Management expected to change our business focus to a petroleum refining and distribution business. We anticipated that through an affiliated business, we could achieve certain purchasing and marketing advantages in purchases of raw crude and the sale of refined petroleum products to governmental agencies. Management was not successful in achieving the foregoing business strategy. As of the end of 1997, we had examined nine potential acquisition candidates, including two refineries. Of these, a letter of intent was signed with Sellers Petroleum Products, Inc. ("Sellers") of Yuma, Arizona, one of the largest distributors of wholesale petroleum products in the Yuma, Arizona and El Centre, California regions. However we were unable to raise the necessary capital through an equity or debt financing and abandoned all further negotiations with respect to these potential acquisitions in 1998.

The  Auto  AxzptCom,  Inc.  Transaction

On March 1, 1999, we executed an Agreement and Plan of Reorganization (the "Agreement") with R. Noel Rodriguez ("Rodriguez"), President, and the shareholders of The Auto AxzptCom, Inc., a Texas corporation in formation ("Auto Axzpt.com"), whereby we, in a tax-free exchange, agreed to acquire all of the outstanding shares of the capital stock of Auto Axzpt.com in exchange for 3,600,OOOshares of our common stock. The Agreement closed on March 1, 1999.

In furtherence of the agreement on Februuary 11, 1999, our Board of Directors voted to change its name to Auto Axzpt.com, Inc.; L. Mychal Jefferson II resigned as our sole director and executive officer and R. Noel Rodriquez, Michael D. Bernick, and Scott H. Swain were elected as directors and executive officers; we issued approximately 34,310 shares of our common stock to persons affiliated with Auto Axzpt.com; and our trading symbol was changed to "AXPT" in connection with the purported name change to "AUTO AXZPT.COM, INC." A vote of the stockholders was necessary to implement the name change.
The Agreement was predicated among other things upon the incorporation and good standing of Auto Axzpt.com; the effectiveness and closing of a public offering of stock by Auto Axzpt.com; and the active commencement of business by Auto Axzpt.com. None of those conditions were fulfilled and our management was not aware that Auto Axzpt.com was not a legally established corporation at the time of closing. Further, the name change contemplated by the Agreement required an amendment to our articles of incorporation which was never submitted to our shareholders for approval as required by Nevada statute.

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


Investment  in  Zeolite

On March 1, 1998, we entered into a transaction (the "Transaction") for purchase of 58,286 tons of zeolite ("Zeolite") inventory, a mineral, from Equitable Assets Incorporated, a Belize corporation ("EAI"), The purchase and sale agreement evidencing the Transaction was altered at various dates to reflect changes arising from litigation and from mutual agreements between us and EAI. The Transaction ultimately in our acquisition by EAI because EAI stockholders emerged from the Transaction with approximately 95% ownership of the Company.

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

EAI acquired the Zeolite from Texas Arizona Mining Co. ("TAMCO") in 1996. TAMCO is a Texas corporation formed in 1971 and was not affiliated with us at the time of the Transaction. In 1972 TAMCO filed 12 mining claims identified as the "Rhyolite 1-12 Mining Claims ("Mining Claim") with the County of Yavapai, Arizona. The Mining Claim covers approximately 240 acres of land in the Blue Tank Mining District, Sections 20 and 29, T8N, R4W, Sam Powell Peak Quadrant and is located 2 miles due north of Wickenburg, Yavapai County, Arizona and approximately
5 miles by road out Constellation Road to Rincon Road, an
unpaved county maintained road.   Rincon Road bisects the
acreage included in the Mining Claim. The zeolite deposits that have been identified and mined are accessible from
Scenic  Loop Drive.   The Mining Claim is an open pit mining
operation and zeolite has been recovered from the site since 1952. The Mining Claim was discovered in 1952 by Richard Sardou who maintained and excavated the Mining Claim until 1970. TAMCO reacquired the Mining Claim in 1971 from then owners, R. E. Billingsley and George Bodiroga,. TAMCO perfected their Mining Claim with the county in 1972 and with the Bureau of Land Management in 1979 pursuant to new federal regulations. There is a jeep road through the acreage, concrete slabs and a water well owned by TAMCO and registered with the state of Arizona. A dirt road exists to the excavation area. A house formerly on the property burned down. Prior mining operations have required only a bulldozer or front end loader to recover the zeolite and a trailer to remove the zeolite from site. Local contractors are available for recovery of the zeolite and TAMCO has used local contractors for all excavation of the Mining Claim. After acquiring the Mining Claim in 1972, TAMCO contracted for research and development which identified the zeolite mineral deposit and the suitable practical applications for the zeolite. For most uses zeolite needs no processing after recovery. TAMCO has never actively marketed the zeolite and has made sporadic sales of zeolite to persons who have contacted TAMCO, usually through the Arizona Department of Mineral Resources. TAMCO has excavated and sold approximately 140 tons of zeolite through 1996. In the 1980's TAMCO was contacted by a public relations firm and pursuant to that contact subsequently leased the Mining Claim to Gulf American Mining Enterprises who excavated and marketed the zeolite as kitty litter under the name "Cat Pause", a name owned by TAMCO. As a result the Mining Claim became known as the "kitty litter" or "cat pause" mine. In the late 1980's the Mining Claim was leased to James Perry, a Colorado resident, but it is not known whether he actually excavated any zeolite. In the mid 1980's TAMCO sold approximatelylOO tons of zeolite at $600 per ton to Nonscents, Inc., a private multi-level marketing company. In addition to direct consumer marketing Nonscents sold zeolite product for use at the Houston Rodeo and Livestock Show, Houston, Texas in odor suppression. TAMCO made other contract sales of zeolite in 1988 to Envirion, during 1994-1998 to Zeo Crystal, and in 1996 to Southwest Coastal, Inc.

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

(d)       Capital  requirements  and  anticipated
availability of required funds,provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

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

We are unable to predict when we may participate in a business opportunity and we have not established any deadline for completion of a transaction. We expect, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more
..
Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

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

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.
The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive, effect upon such market.

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

As a general matter, we anticipate that we will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of'intent will set forth the terms of the proposed acquisition but will not bind either us or the business opportunity to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor the business opportunity will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should either party elect to exercise any right provided in the agreement to terminate it on specified grounds.

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


Competition

We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than us and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public companies, many of which may have more funds available than do we.


Administrative  Offices

We currently maintain a mailing address at 1907 Tarpley, Katy TX 77493 which is the home address of our President. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of this mailing address.


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

2.               Need  For  Additional  Financing.  Need
For Additional Financing. Currently, we have no revenue to cover our ongoing SEC compliance expenses and our general operating costs. Therefore, our audited financial statements include an auditor's report containing a statement regarding an uncertainty about our ability to continue as a going concern. Our ability to continue our existence is dependent on the willingness and ability of Equitable Assets Incorporated, our majority shareholder, to continue funding our operations and our ability to obtain additional sources of financing. As of the date of this report, we doubt the willingness of that entity to continue providing additional funding. However, if Equitable discontinues funding our operations and we are unable to obtain alternative financing when needed on acceptable terms, if at all, we may be unable to continue our operations.

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

        In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-l, 15g-l, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the
Securities Exchange Act of 1934, as amended. Because our securities may constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell these securities in any market that might develop for them
        .
                    Shareholders  should  be  aware  that,
according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the prescribed patterns from being established with respect to our securities.

4. Lack of Recent Operating History. Although we were formed in 1981, and conducted active business operations until 1991, we have been inactive since 1992 and currently exist for the purpose of seeking a business opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, we must be regarded as a new or start-up venture with all of the unforeseen coss, expenses, problems, and difficulties to which such ventures are subject.

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

9. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify its acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations

10. Reliance upon Financial Statements. We generally will require audited financial statements from companies that we proposes to acquire. Given cases where audited financials are unavailable, we will have to rely upon interim period unaudited information received from target companies' management that have not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that we, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for us or the holders of our securities.

We wish to caution the reader that there are many uncertainties and unknown factors which could affect our ability to carry out our business plan in the manner described herein.


ITEM 2.   DECSRIPTION OF PROPERTY

We currently maintain a mailing address at 1907 Tarpley,Katy, Texas 77493, which is the address of our President. We pay no rent for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein. Our telephone number is (281) 347-1221.
We currently have no investments in real estate, real estate mortgages, or real estate securities, and do not anticipate making any such investments in the future. However, our policy with respect to investment in real estate assets could be changed in the future without a vote of security holders.


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

On January 20, 1999, Henry A. Schulle, a former officer and director, on behalf of the Company, filed a shareholders derivative lawsuit against L. Mychai
Jefferson  II,  The  Laissez-Faire  Group,  Inc.  and
Unicorp,  Inc.,  alleging mismanagement  by  Mr.  Jefferson.
We were a nominal derivative defendant. That lawsuit was subsequently dismissed without prejudice.

We are not a party to any other pending legal proceedings, and no other such proceedings are known to be contemplated.

Except as noted above, no director, officer, or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.



ITEM  4.     SUBMISSION  OF  MATTERS  TO  A VOTE  OF
SECURITY  HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year which ended December 31, 2000.



                           PART II

 ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED
STOCKHOLDER  MATTERS.

In the matters discussed below, actual issuance dates are not known. Additionally, because exact dates are not known, fair market values are not available. Because of a declining market , subsequent dates where stock market values were available were used.

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

                        COMMON STOCK
                          BID PRICE
CALENDAR YEAR 1999               Low            High

     First quarter                          $1.250         $4.250

     Second quarter                    $1.250         $4.500

     Third quarter                         $0.125         $2.250

     Fourth quarter                      $0.125          $0.250
                                                           :
CALENDAR  YRAR 2000

     First quarter                          $0.125          $0.750

     Second quarter                    $0.050          $0.250

     Third quarter                        $0.050          $0.250

     Fourth quarter                      $0.010         $0.060

As of December 31, 2000, we were was authorized to issue 50,000,000 shares of the Common Stock, of which there were issued and outstanding 13,586,020 shares giving effect to a 273 to 1 reverse split effective January 20, 1998; a 5 to 1 reverse split effective February 11, 1999; the issuance of 3,600,000 shares issued in connection with the Auto Axzpt.com transaction that were subsequently canceled in 2001; and our agreement to issue 9,500,000 .shares to Equitable. Our securities are currently held of record by a total of approximately 997 persons.

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

During the fiscal year ended December 31, 1999 we issued 34,310 shares of our common stock for non-cash consideration in connection with the Auto Axzpt.com Transaction to a total of less than 10 persons in reliance upon exemptions from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder. No cash proceeds were realized from the distribution fron the distribution 9of the common stock.

During the fiscal year ended December the distribution of the common stock.31, 2000 we entered into a settlement agreement with Equitable effective March 25, 2000 pursuant to which we agreed to deliver 9,500,000 shares of common stock in complete settlement of all disputes and litigation arising from the Transaction, and Equitable released all claims for equity due and its money judgment against the Company. The shares are issuable in reliance upon exemptions from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder. No cash proceeds were realized from this distribution of the common stock.



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


Plan  of  Operations  and  Need  for Additional  Financing

During the fiscal year ending December 31, 2001, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses.
We also plan to file all required periodical reports and to maintain our status as a fully-reporting company under the Securities Exchange Act of 1934. In order to proceed with our plans for the next year, it is anticipated that we will require additional capital in order to meet our cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs we may incur in seeking business opportunities.
No specific commitments to provide additional funds have been made by management or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to allow us to cover our expenses. Notwithstanding the foregoing, to the extent that additional funds are required, we anticipate receiving such funds in the form of advancements from other shareholders without issuance of additional shares of other securities, or through the private placement of restricted securities rather than through a public offering.
We may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to our policy in regard to payment for consulting services, see "Certain Relationships and Transactions."




ITEM 7.        FINANCIAL STATEMENTS


See following pages.


                        UNICORP, INC.
          (A CORPORATION IN THE DEVELOPMENT STATE)

          for the years ended December 31, 2000 and 1999, and for the period from inception of the development stage, January 1, 1998, to
                      December 31, 2000







                        UNICORP, INC.

          (A CORPORATION IN THE DEVELOPMENT STAGE)


 Report of Independent Accountants

 Consolidated Balance 2000 and 1999, and for the period from inception of the development stage, January 1, 1998, to December 31, 2000

Consolidated Statements of Stockholder's Deficit for the years ended December 31, 2000 and 1999, and for the period from inception of the development stage, January 1, 1998,, to December 31, 2000

Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and 1999, and for the period from inception of the development stage,January 1, 1998, to December 31, 2000

Notes to Consolidated Financial Statements




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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in ibhe financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



                                /s/    Ham,    Langston    &
                                Brezina, L.L.P.
Houston,  Texas


                        UNICORP, INC.
          (A CORPORATION IN THE DEVELOPMENT STAGE)
                 CONSOLIDATED BALANCE SHEET
                      December 31, 2000
     ASSETS

    Current assets                                              $                     -
                                                                1651:     -------------------

     Total assets                                                 $                     -
                                                1656:                     ===========
     LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
Accounts payable                                             $           95,586
                                                                                ------------------
     Total current liabilities                                             95,586
                                                                                -----------------
Commitments and contingencies

Stockholder's deficit:
Common stock: $0.01 par value;
           50,000,000 shares authorized;
           13,586,020 shares issued
and outstanding                                                   :     135,860
Additional paid-in capital                                       3,759,764
Accumulated deficit                                               (3,103,754)
Losses accumulated during
 the development stage                                           (887,456)
                                                                                 ----------------
Total stockholder's deficit                                          (95,586)
                                                                                 ----------------
     Total liabilities and stockholder's deficit  $                  -
                                                                                  =========

<F1>
The accompanying notes are an integral part of these consolidated financial statements.



                        UNICORP, INC.
           (A CORPORATION IN THE DEVELOPMENT STAGE)
            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                          Inception of
                                                                                          Development
                                                                                          Stage Jan. 1,
                                                                                          1998 to
                                        Year ended December         December 31,
                                              -------------------------------   -----------------
                                                 2000            1999               2000
                                              -------------------------------   --------------
General and
  administrative expense $   73,086      $ 193,132    $ 607,208
Litigation expenses                         -             33,678         33,678
Interest expense                      4,000             24,000        46,500
Loss from write-down
   of assets to estimated
   net realizable value                      -           200,000      200,000
1699:                                     -------------------------------     -------------
1701:     Net loss1702:     $   (77,086) $  (450,810)   $  887,456
1704:                                     ===================   =======
   1706:
 Basic and dilutive net loss
    per common share        $       (0.01)       $         (0.01)
                                 1711:     ========        =========
Weighted average
              common shares
    outstanding (basic
     and dilutive)                     8,216,156              448,222
                                                ========        =========

<F1>
The accompanying notes are an integral part of these consolidated financial statements.


                        UNICORP, INC.
          (A CORPORATION IN THE DEVELOPMENT STAGE)
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
   for the years ended December 31, 2000 and 1999, and for
     the period from inception of the development stage
            January 1, 1998, to December 31, 2000


                                                                                          Addit.
                                              Common Stock                Paid_In                    Accum.
                                        Shares           Amount            Capital                     Deficit
                                      --------------------------------    -------------------     ------------------
Balance at
  Dec. 31, 1997            11,998            $    120        $3,096,134         $3,103,754
Common stock
  issued for
  services
  provided to
  Company                   49,132                    491             245,169                        -
Common stock
  issued for cash        17,580                    176                87,724                       -
Common stock in
  recapitalization
  by Laissez-Faire
  Group, Inc.
  (Note 8)                   188,000                 1,880                 (1,880)                -
Net loss,
  as restated
                                  ------------            -------------           --------------        ---------------
 Balance at
  Dec. 31, 1998       266,710                  2,667            3,427,147         3,103,754
Common stock
   issued for
   services
   provided to
   the Company      219,310                   2,193                183,150                     -
Common stock
   of Auto
   Azxpt.com
   issued by the
   Company
             (See
   Note 10)           3,600,000                36,000                  (36,000)                   -
Cancellation of
   Auto Azxpt
   .com common
   stock based
   upon
   unsuccessful
   closing of the
   transaction
   See
    ote 10)           (3,600,000)              (36,000)                   36,000                      -
Net loss,
   as restated                   -                            -                               -                         -
                               ------------             ------------:              -------------        ---------------
Balance at
 Dec. 31, 1999   4,086,020                40,860              3,608,264        (3,103,754)
Issuance of
   common
             stock
   to complete
   zeolite
   inventory
   purchase from
   Equitable          9,500,000               95,000                  151,500                      -
Net loss                             -                           -                                -                        -
                               --------------             ----------               --------------       --------------
Balance at
   Dec. 31,
   2000               13,586,020          $ 135,860              $3,759,764   $(3,103,754)
                             =========        == ======              ========    ==========

 (Table Continued)
                                                                      Losses
                                                                      Accum.
                                                                      During
                                                                      Develop.
                                                                      Stage                     Total
                                                                   ----------------        ----------------
  Balance ar December 31, 1997        $             -            $       (7,500)
  Common stock issued for
  services provided to the
  Company                                                               -                  245,660
Common stock issued for cash                         -                     87,900
Common stock issued in
   recapitialization by Laissez-
   Faire Group, Inc.                                                 -                             -
Net loss, as restated                                (359,560)             (359,560)
                                                                     --------------            --------------
Balance at December 31, 1998             (359,560)                (33,560)
Common stock issued for services
   provided to Company                                        -                    219,310
Common stock of Auto Azxpt.com
   common stock issued by the
   Company                                                            -                               -
Cancelation of Auto Azxpt.com
   common stock based upon
   unsuccessful closing of the
   transaction (See Note 10)                              -                                -
Net loss, as restated                                (450,810)              (450,810)
                                                                      -------------              -------------
Balance at December 31, 1999              (810,370)              (265,000)
   Issuance of common stock
   to complete zeolite inventory
   purchase from Equitable                                  -                    246,500
 Net loss                                                         (77,086)                (77,086)
                                                                        ------------              -------------

 Balance at December 31, 2000            $(887,456)             $(95,586)
                                                                        =======                =======

<F1>
The accompanying notes are an integral part of these consolidated financial statements.

                        UNICORP, INC.
          (A CORPORATION IN THE DEVELOPMENT STAGE)
            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       Inception of
                                                                                                       Development
                                                                                                       Stage,
                                                                                                       January 1,
                                                                                                      1998, to
                                                Year Ended December 31       December 31,
                                             ----------------------------------------     -----------------
                                                    2000                      1999                 2000
                                              -------------------   -----------------       -----------------
Cash flows from
           operating activities:
     Net loss                         $        (77,086)    $     (542,674)    $    (887,456)
     Adjustment to
                  reconcile net loss
        to net cash:
          used in operating
                     activities:
            Common stock
                       issued for
                       services                           -                 219,310             464,970
           Other expenses
	 related to improper
               issuances of Auto
                         Azxpt.com common
                        stock                                -                   34,310               34,310
               Write-down of assets
                          to estimated net
                realizable value                     -                  200,000            200,000
                Increase in accounts
                           payable and
                accrued liabilities         77,086                 28,364             134,586
                                                   ---------------         ---------------           ------------
Net cash used by operating
  activities and net increase
            in cash and cash
            equivalents                               -                             -                  (87,900)
                                                  ----------------        ----------------          -------------
Cash flows from
             financing activities:
     Proceeds from
                 sale of stock                        -                             -                  (87,900)
                                                  ------------------    ----------------           --------------
Net cash provided
           by financing
 activities                                                -                            -                   (87,900)
                                                ------------------      ----------------           --------------
Net increase (decrease)
             in cash and cash
             equivalents                              -                            -                            -
Cash and cash
            equivalents,
            beginning of year                     -                           -                            -
                                               ------------------        ----------------        ----------------

Cash and cash
             equivalents,
             end of year              $              -            $              -           $                 -
                                               ===========    ==========     ==========

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

<F1>
The accompanying notes are an integral part of these consolidated financial statements.


                        UNICORP, INC.
          (A CORPORATION IN THE DEVELOPMENT STAGE)
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.         Description of Business
            -----------------------------

Unicorp, Inc. (the Company) was originally incorporated on May 8, 1981, in the state of Nevada under the name of Texoil, Inc. to engage in minerals exploration exploration production, refining and transportation. The Company is approximately owned by Equitable Assets, Incorporated (the "Parent" or "Equitable"), a Belize corporation. With the exception of a transaction involving the Parent, the Company has not been engaged in any significant activities since 1992 when both the Company and its subsidiaries ceased active operations and liquidated their operating assets.
The Company is now considered a development stage enterprise because it has not yet commenced, nor raised significant revenue from, new commercial operations and because its current efforts are focused almost entirely on maintenance of corporate status and capital raising activities, The Company has four wholly-owned subsidiafries as follows:

Marcap International, Inc. ("Marcap") - This subsidiary was incorporated in Texas on August 23, 1984, as Whitsitt Oil Company to engage in oil & gas exploration and production activities in Ohio and Texas. Marcap was acquired by the Company in 1988 and the name, Whitsitt Oil Company, was changed to Martex Trading Co., Inc. and subsequently to Marcap.

Texas-Nevada Oil & Gas, Inc. ("TNOG") - This subsidiary was incorporated in Texas on June 15, 1981, to hold and operate the Company's mineral interests in the State of Texas (See
Note 10.)

Laissez-Faire Group, Inc. ("LFGI") - This subsidiary was
incorporated in Texas on August 16, 1996 and acquired by the
Company on December 31, 1997.   LFGI has not engaged in any
significant business activities.

Med-X Systems, Inc. ("Med-X") - This subsidiary was incorporated in Texas on December 21, 1987 to engage in the business of management and processing of medical claims for the medical profession. Med-X was acquired by the Company in 1988; however, the Company liquidated Med-X's assets and exited the medical claims business in 1989.


The date of inception of the development stage of the Company for purposes of financial reporting is considered to be January 1, 1998, because on or about that date management began planning future activities for the dormant
company.    Accordingly, in accordance with Standards  #7,
Accounting and Reporting by Development Stage Enterprises . the accompanying financial statements include cumulative amounts from January 1, 1998, the inception of the development stage.


2.     Summary of Significant Accounting Policies
        ------------------------------------------------------

Principles of Consolidation
----------------------------------

The consolidated financial statements include the accounts of Unicorp, Inc. and its wholly-owned and majority-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in which the Company has the ability to exercise significant influence but not control, are accounted for by the equity method. All other investments are carried at cost, or less than cost if the investment is impaired.

Cash  and  Cash  Equivalents
------------------------------------

Cash and cash equivalents include all cash balances and any highly liquid short-term investments with an original maturity of three months or less.

Income Taxes
------------------

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

Net  Loss  Per  Common  Share
---------------------------------------

Basic and dilutive net loss per common share for the years ended December 31, 2000 and 1999 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

Zeolite  Inventory
-----------------------

The Company's zeolite inventory, a mineral/raw material with various industrial uses, is recorded at the lower of cost or estimated net realizable value. Cost has been determined using the first-in, first-out ("FIFO") method.

Investment  in  AZ  Capital,  Inc.
-----------------------------------------

The company has an investment in 596,469 shares or approximately 8.7% of AZ Capital, Inc. The investment has been reported at cost as adjusted to estimated net realizable value and net asset value of $-0-. (See Note 4).

Estimates
-------------

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

Fair  Value  of  Financial  Instruments
-----------------------------------------------

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value.
When the book value approximates fair value, no additional disclosure is made.

Comprehensive  Income
------------------------------

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

2. Summary of Significant Accounting Policies, continued
    --------------------------------------------------------------------

Segment  Information
----------------------------

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



3.       Prior  Period Adjustments
          ---------------------------------

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

                                                                                                1999
                                                                                     ------------------------
              Decrease in non-current assets             $(10,609,860)

              Decrease in current liabilities                  $       696,011

              Decrease in non-current liabilities          $       200,000

              Decrease in Series A preferred stock     $    5,800,000

              Decrease in common stock and
                additional paid-in capital                         $    4,102,789

              Decrease in accumulated deficit and
                 losses incurred during the
                           development stage                        $    (188,940)

               Increase in net loss                                   $     216,132

 4.         Option  Transaction  with  AZ  Capital,  Inc.  ("AZ  Capital")
             -------------------------------------------------

Effective January 1, 1998, the Company entered into an agreement with A2 Capital under which Unicorp granted AZ Capital an option to acquire one of its wholly-owned subsidiaries, Whitsitt Oil Company, Inc. (now Marcap International, Inc.). The option, which was never exercised, was provided in exchange for 596,469 shares of AZ Capital's common shares. At the date of the option, AZ Capital was a dormant subsidiary of Equitable and had no assets or liabilities. Accordingly, the option was not valued in the Company's financial statements. Equitable became the Company's parent in a separate transaction on March 1, 1998 (See Note 9).


5.         Note  Payable  to  the  Parent
            ------------------------------------

The note payable to the Parent is an unsecured promissory note originally bearing interest at 6% per year and due
April 15, .1998. The Company did not repay the note at maturity and the interest rate increased to 12% per year.
This  note originated in connection with the Zeolite
Purchase (See Note 9).


6.         Income Taxes
            ------------------

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2000 are as follows:

             Net operating loss carryforward                        $ 1,012,000
                                                                                               ---------------

             Total gross deferred tax assets                            1,012,000

             Less valuation allowance                                     (1,012,000)
                                                                                                 --------------

             Net deferred tax assets                                       $            -
                                                                                                ========


The  difference  between the income tax benefit in the
accompanying statement of operations  and  the amount that
would result if the U.S. Federal statutory rate of  34%
were  applied  to  pre-tax  loss  is  as  follows:

                                                                        2000                              1999
                                                        ---------------------------        ------------------------------
                                                                        Percentage                          Percentage
                                                                        of Pre-Tax                            of Pre-Tax
                                                   Amount       Loss                 Amount       Loss
                                                -------------     ----------          ----------------  ---------
Benefit for income tax at
     federal statutory rate      $   26,209       34.0%          $   153,275     34.0%

Non-deductible
              expenses                             -               -                    (141,714)  (31.4)

Increase in valuation
              alowance                    (26,209)    (34.0)                   (11,561)    (2.6)
                                                  ------------    ----------              -------------    -------
       Total                                $            -             -  %            $              -            - %
                                                  =======    ======            ========    ====


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


7.          Stockholders'  Equity
             --------------------------

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

Effective March 6, 2000, the Company's board of directors adopted amendments to the Company's articles of incorporation that increased its outstanding shares^ from 50,000,000 shares having a par value of $0.01 per share to 300,000,000 shares having a par value of $0.0001 per share. The amendments also provided for multiple classes of common stock and serial preferred stock. These amendments were never presented to the stockholders for approval and have not been given effect in these financial statements.


8.         Recapitalization
            ---------------------

On December 31, 1997, the Company entered into an agreement with the Laissez-Faire Group, Inc. ("Laissez-
Faire") and its sole stockholder, L. Mychal Jefferson II, under which the Company agreed to acquire 100% of the outstanding common stock of Laissez-Faire in exchange for 188,000 shares or 94% of the Company's outstanding common stock. This transaction was actually a recapitalization of the Company by Laissez-Faire, a newly formed corporation with no assets, liabilities or operating history.
Laissez-Faire, as the acquirer, gave up no significant assets to complete the acquisition and the Company remained a shell corporation with no significant assets, liabilities or operations after the acquisition. The
Company, at the time of the Laissez-Faire agreement, believed that Mr. Jefferson would bring business opportunities to the Company that would allow for significant growth and positive returns for stockholders. However, such business opportunities and improvements in stockholder value did not materialize.

9.              Zeolite Inventory Purchase
                 ----------------------------------

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


10.            Auto  Axzpt.Com,  Inc.  Transaction
                 -------------------------------------------

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



11.  Going  Concern  Considerations
        --------------------------------------------

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




12.            Subsequent  Event
                 ------------------------

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


      The Company will "spin-off" TNOG to its shareholders and promptly thereafter the Company and TNOG will register the TNOG's common stiock on Form 10-SB in accordance with the Securities Exchange Act of 1934, as ammended (the "Exchange Act").

       Following the completion of the spin-off and effective registration of th( TNOG's common stock. Opportunity will merge (the "Merger") with the TNOG through the exchange of 5% of its common stock for 100% of the TNOG's common stock.

       Opportunity,  in  connection  with the Information
          Statement and as part ol the Merger, will prepare a registration statement on Form S-4 under the Securities Act of 1933 to register the Opportunity common stock received by the Company's stockholders.

      If the Company, the Parent and TNOG comply with all requirements of the Transaction, Opportunity will pay up to $75,000 of the costs of the Transaction through cancellation of a $75,000 promissory note that was originated as part of the Transaction.
     The Company and TNOG will prepare and send to the Company's stockholders ar information statement (the "Information Statement") required by the Exchange Act in connection with obtaining approval for the Merger.


                  (END OF AUDITOR'S REPORT)



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


ITEM  9.     DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND
                    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The  directors  and  executive  officers  currently  serving the Company are as follows:
                                                                                                                  POSITION HELD
NAME                                                 AGE:     POSITION                      SINCE
--------------------------                        -------      --------------                      ------------------------
R. Noel Rodriguez                         47           Director                           March  1999

Louis G.  Mehr                                68           President, Director        March 2000

John Marrou                                   61           Secretary, Chief              March  2000
                                                                          Financial Officer,
                                                                          Director


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

The directors and officers will devote their time to our affairs on an "as eeded" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

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

R. NOEL RODRIQUEZ. Director. Mr. Rodriquez served as our President and Chief Executive Officer since March 1, 1999 when L. Mychal Jefferson II, the former President and Chief Executive Officer resigned. Mr. Rodriquez stepped down as president and Chief Executive Officer in March, 2000. Mr. Rodriquez has been the President and Chief Executive Officer of HC Acceptance Co., a Texas company, since March of 1997 and was the Vice President, Board Member and Insurance Claims Coordinator for AutoBond, Inc. from July 1992 until March 1999.
Mr. Rodriguez left the Board in January 2002.

Our officers and directors may establish additional blind pool or blank check companies in the future. These blank check companies will be in competition with us for prospective companies to acquire.


Compliance  With  Section  16(a)  of  the  Exchange  Act.

In the years prior to December 31, 1997, various officers and directors have failed to comply with.
Section 16(a) of the Exchange Act upon becoming an executive officer and/or director. Although L. Mychal Jefferson II filed Form 13D to report his acquisition of 94% of our outstanding common stock, he failed to file a Form 3 upon becoming an executive officer and director. Subsequently, R. Noel Rodriquez, Michael D. Bernick, and Scott H. Swain were elected as directors and executive officers. We do not believe that they filed Form 3s upon becoming directors and executive officers although we do not believe they held any of our common shares.

Mr. Rodriguez left the Board in January 2002.  Messrs. Swain and
Bernick left the Board at undetermined dates.
Since Messrs Rodriquez, Swain and Bernick have left office we believe of our officers and directors have complied with Section 16(a) of the Act. Our officers, directors and principal shareholders have each Initial Statement of Beneficial Ownership of Securities on Form


ITEM 10.  EXECUTIVE COMPENSATION.

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

Beneficial Owner                                Number                 Percent  (1)(3)
-----------------------                               ---- --------                ----------------------
Equitable Assets Incorporated      9,500,000  (2)(4)   69.9%
35 Barracks Road
3rd Floor
Belize City, Belize C.A.

Louis Mehr                                         9,500,000  (2)(4)   69.9%
Equitablle Assets Incorporated

R. Noel Rodriguez                            3,600,000               26.5%
Auto Axzpt.com Group

All officers and directors as
  as a group (3 persons)                13,100,000              26.5%


(1) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the common stock outstanding as of December 31, 2000, being 13,586,020 shares.
(2)  Equitable Assets Incorporated ("EAI") is a Belize
corporation.   EAI is one hundred per cent owned by First
Madison Trust ("FMT"), a Belize personal trust. The settler and beneficiary of the trust is John Avilez, a Belize citizen and lawyer, who died on April 4, 2000. Mr. Avilez `s estate is now the beneficiary of FMT.
(3) Includes 3,600,000 shares issued in connection with the Auto Axzpt,com transaction that were subsequently canceled in 2001.
(4)  Mr. Mehr took 100% control of Equitable in ummer 2001.

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


Conflict of Interest

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

Each of our officers and directors also are officers, directors, or both of several other development-stage corporation. These companies may be in direct competition with us for available opportunities.

Our management and other principal shareholders intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their initial shares for cash of $0.001 and services valued at $0.019 per share. Additional shares were issued for cash and services at per share prices ranging from $0.01 to $0.03. The Auto Axzpt.Com Group acquired its 3,634,310 in exchange for shares valued at $34,310 or $.001 per share, although 3,600,000 of those shares were subsequently canceled in 2001. As a result of the Zeolite Transaction, Equitable acquired 9,500,000 issuable shares in exchange for consideration valued at $246,500, or $.026 per share. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors or affiliates which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to our officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other shareholders. In making any such sale, our officers, directors and affiliates may consider their own personal pecuniary benefit rather than our best interests and our other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to consent to any particular buy-out tranaction involving shares held by members of our management.


 ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  List  of  Documents  Filed  with  this  Report.

     (1) Consolidated Financial Statements, UNICORP, Inc. and subsidiary companies: Page

          Report of Ham, Langston & Brezina, LLC, independent certified public accountants, dated August 7, 2001

          Consolidated  Balance  Sheet  as of December 31,
     1999

          Consolidated  Statements  of  Operations  for the
          years ended  December  31,  2000  and  1999

          Consolidated  Statements  of  Stockholder's
          Equity  (Deficit)  for  the  years  ended December
          31, 2000 and 1999

          Consolidated  Statements  of  Cash  Flows for the
          years  ended  December  31,  2000  and  1959

          Notes  to  Consolidated  Financial  Statements


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

     3(b>*           Certificate  of  Amendment to Articles
                    of Incorporation of  Texoil,  Inc.
                    filed  on  October 10, 1989 with the
                    Secretary of State of Nevada, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998, Commission File No. 2- 73389.

     3(c)* Bylaws, as Amended January 20, 1998, described in Form 10-KSB for the year ended December 31, 1997, filed March
                    6,  1998,  Commission  File  No.  2-
                    73389.

     10.I*          Agreement and Plan of Reorganization
                    dated December 15,
                    1997 by and between UNICORP, INC., The
Llaissex-Faire
                    Group, Inc., and L. Mychal Jefferson II
                    with respect to the  exchange  of  all
                    of the shares owned by L. Mychal
                    Jefferson  II  in  The Laissez-Faire
                    Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock, described in Exhibit "1" to Form 8-K for the Registrant dated dated February 13, 1998 and filed February 18, 1998.

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

     10.4* Agreement and Plan of Reorganization dated March 1, 1999 by and between UNICORP,.Inc., The Auto Axzpt.com Group, Inc. , and R. Noel Rodriguez with respect to the exchange of all of 'the shares owned by the shareholders in The Auto Axzpt.com, Inc. for shares of UNICORP, Inc., described in Exhibit 2 to Form 8-K for the Registrant dated March 1, 1999 and filed April 7, 1999.

     21   Subsidiaries  of  the  Registrant.

     23.1 Consent  of  Ham,  Langston  &  Brezina,  LLC

     27             Financial  Data  Schedule

     * -  incorporated  by  reference.


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