Form 10KSB
period 2002-12-31
UNICORP INC /NEW
filed 2003-12-29
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2002

                         Commission File Number: 2-73389

                                  UNICORP, INC.

               NEVADA                                   75-1764386
               -------                                  ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

As of December 19, 2003, the aggregate market value of the registrant's common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $13,200. (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of December 19, 2003, the registrant had a total of 596,469 shares of $0.001 par value voting common stock. issued and outstanding.

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

We have three wholly owned subsidiaries, Marcap International, Inc. (formerly Martex Trading Co., Inc.) ("Marcap"); Med-X Systems, Inc. ("Med-X"); The Laissez-Faire Group, Inc. ("Laissez-Faire") and hold an 8.7% interest in AZ Capital, Inc. ("AZ Captial"). These companies are also "blank check" or "shell" companies that are inactive and without significant assets or liabilities and whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for its shareholders.

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

The extent to which the business opportunity can be advanced;

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any other pending legal proceedings, and no other such proceedings are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 19, 2003 we had 596,469 shares of common stock issued. Our shares traded under the symbol "UNIC" until on or about February 11, 1999. At that time the symbol was changed to "AXPT" in connection with a purported name change to "Auto Axzpt.Com, Inc." On or about February 17, 2000 the trading symbol was restored to "UNIC". During the fiscal year ending December 31,1998 and until May 4, 2000 our common stock traded on the OTC Bulletin Board ("OTCBB") of the National Association of Securities Dealers, Inc. (the "NASD"). Our common stock was delisted from the OTCBB as of May 4, 2000 because of our failure to meet the eligibility requirements for quotation. Pursuant to the OTC Bulletin Board Eligibility Rule, adopted after December 31, 1998, OTCBB issuers must be registered with the SEC under Section 13 or 15(d) of the Securities and Exchange Act of 1934 ("Exchange Act") and be current in their required filings. During our fiscal year ending December 31, 1999, our common stock was registered under the Exchange Act so as to be OTCBB eligible. To remain current, we are required to have filed our latest required annual filing and any subsequent quarterly filings. Under the phase-in of the OTCBB Eligibility Rule, if we were not compliant with the filing requirement and/or the NASD had not received notification to that effect, on or before May 3, 2000, our securities were no longer eligible for quotation on the OTCBB as of market open on May 4, 2000. Because our Forms 10-KSB for the fiscal years ending December 31, 1998 and 1999 contained unaudited financial statements, we were considered out of compliance and were notified that our common stock would be listed for deletion on the Daily List of April 28, 2000 with removal to be effective at market-open on Thursday, May 4, 2000. Because we were not in compliance we requested deletion prior to our removal date. Subsequently and through the date of filing this amended report, our common stock has been quoted and traded on the stock market known as "the Pink Sheets" (www.pinksheets.com). The range of the high and low closing bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. These market quotations represent inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                       COMMON STOCK
                         BID PRICE
CALENDAR YEAR 2002                    LOW             HIGH
                                      ---            ------

First Quarter                       $ 0.01           $ 0.05
Second Quarter                      $ 0.01           $ 0.01
Third Quarter                       $ 0.01           $ 0.01
Fourth Quarter                      $ 0.01           $ 0.03

CALENDAR YEAR 2001
First Quarter                       $ 0.02           $ 0.02
Second Quarter                      $ 0.01           $ 0.02
Third Quarter                       $ 0.01           $ 0.02
Fourth Quarter                      $ 0.01           $ 0.02


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

No cash dividends have been declared or paid on our securities, and it is not anticipated that any cash dividends will be declared or paid in the foreseeable future. In November, 2003 we appointed OTC Stock Transfer, Inc. as our transfer agent and stock registrar. The address and telephone number of OTC Stock Transfer, Inc. is 231 E. 2100 S., Salt Lake City, Utah 84115, (801) 485-5554.
Prior to that change our transfer agent and stock registrar was Atlas Stock Transfer Corporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We remain in the development stage. Since inception of the development stage (January 1, 1998), we have received no cash revenues and acquired no assets, except for the fiscal year ending December 31, 2001, in which we received $75,000 paid in connection with the Texas Nevada transaction. The Company's balance sheet for the fiscal year ended December 31, 2002, reflects a current asset value of $0, current liabilities of $42,509, and a deficit of $4,013,134 accumulated prior to inception of the development stage.

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

For the fiscal year ending December 31, 2003, we do not anticipate incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934 nor expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

During the fiscal year ending December 31, 2003, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to complete the spin-off of our dormant subsidiaries. We also plan to file all required periodical reports and to maintain our status as a fully-reporting company under the Securities Exchange Act of 1934. In order to proceed with our plans for the next year, it is anticipated that we will require additional capital in order to meet our cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs we may incur in seeking business opportunities.

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

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Unicorp, Inc.
  Katy, Texas

We have audited the accompanying balance sheet of Unicorp, Inc. as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicorp, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the two year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company restated its prior period financial statements.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

August 4, 2003

                                  UNICORP, INC.
                                  BALANCE SHEET

                                                                                     December 31,
                                                                                         2002

                                             Assets                               $               -
                                                                                  =================
                             LIABILITIES AND STOCKHOLDERS' DEFICIT
      Current liabilities:
          Accounts payable                                                      $            42,509
                                                                                -------------------
          Total current liabilities                                                          42,509
                                                                                 ------------------
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, 25,000,000 shares authorized, none outstanding
                                                                                  ------------------
  Common stock, $.001 par value, 1,500,000,000 shares authorized, 596,469
    shares issued and outstanding                                                                596
  Additional paid-in capital                                                               3,970,029
  Accumulated deficit                                                                     (4,013,134)
                                                                                  ------------------
    Total Stockholders' Deficit                                                              (42,509)
                                                                                  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $                -
                                                                                  ==================

                                  UNICORP, INC.
                            STATEMENTS OF OPERATIONS



                                            Year Ended            Year Ended
                                            December 31,          December 31,
                                            2002                  2001
                                                                   (As Restated)


General and administrative                  $           -         $      21,923
                                            =============         =============
Net loss                                    $           -         $     (29,923)
                                            =============         =============
Net loss per share:
  Basic and diluted                         $      (0.00)         $       (0.04)
                                            =============         =============
Weighted average shares outstanding:
  Basic and diluted                              596,469               596,469
                                            =============         =============

                                  UNICORP, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2002 and 2001
                                  (As Restated)


                                Common stock

                                                            Additional      Accumulated
                                  Shares        Amount    paid-in capital    Deficit           Total
 Balance,                       ----------     ----------  -------------    ------------     ----------

                                  596,469      $   596      $ 3,895,029    $  (3,991,211)    $ (55,345)
December 31, 2000

Accounts payable paid by
shareholder                     ----------    --------     -------------    -------------    ----------
                                         -           -           75,000               -         75,000

 Net loss                                -           -                -         (21,923)       (21,923)
                                ----------    --------     -------------    -------------    ----------
 Balance,
   December 31, 2001               596,469         596        3,970,029      (4,013,134)       (42,509)

 Net loss                                -           -                -               -              -
                                ----------    --------     -------------    -------------    ----------
 Balance,
   December 31, 2002               596,469    $    596      $ 3,970,029     $ (4,013,134)    $ (42,509)
                                ==========    ========     =============    =============    ==========

                                  UNICORP, INC.
                            STATEMENTS OF CASH FLOWS

                                                           Year Ended December       Year Ended December
                                                                   31,                       31,
                                                                   2002                      2001
                                                                                        (As Restated)

  CASH FLOWS FROM OPERATING
    ACTIVITIES:
      Net loss                                             $                  -      $            (21,923)
  Adjustment to reconcile net loss to net cash used in
  operating activities:
  Net changes in:
    Accounts payable                                                          -                    21,923
                                                           --------------------      --------------------
  NET CASH USED IN OPERATING
    ACTIVITIES                                             --------------------      --------------------
                                                                              -                         -
                                                           --------------------      --------------------
  NET CHANGE IN CASH                                                          -                         -
      Cash, beginning of period                                               -                         -
                                                           --------------------      --------------------
      Cash, end of period                                  $                  -      $                  -
                                                           ====================      ====================
  Supplemental disclosure of non-cash activities:
  Accounts payable paid by shareholder                     $                  -      $             75,000

                                  UNICORP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unicorp, Inc. ("Unicorp") was originally incorporated on May 8, 1981 in the state of Nevada under the name of Texoil, Inc to engage in minerals exploration, production, refining and transportation. Unicorp is approximately 97% owned by Equitable Assets Incorporated (the "Parent" or "Equitable"), a Belize corporation. With the exception of a transaction involving the Parent, Unicorp has not been engaged in any significant activities since 1992 when both Unicorp and its subsidiaries ceased active operations and liquidated their operating assets. Unicorp is looking for merger or acquisition candidates. Unicorp has three wholly-owned subsidiaries as follows:

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

PRINCIPLES OF CONSOLIDATIONThe consolidated financial statements include the accounts of Unicorp, Inc., and its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.CASH AND CASH EQUIVALENTSCash and cash equivalents include all cash balances and any highly liquid short-term investments with an original maturity of three months or less.INCOME TAXESUnicorp uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.NET LOSS PER COMMON SHAREBasic and dilutive net loss per common share for the years ended December 31, 2002 and 2001 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.
USE OF ESTIMATESThe preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.FAIR VALUE OF FINANCIAL INSTRUMENTSThe Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTSUnicorp does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Unicorp's results of operations, financial position or cash flow.

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

In August 2003, the Company determined its reporting of the forgiveness of a note payable as other income was incorrect for the year ended December 31, 2001 as well as an under accrual of accounts payable. The forgiveness of debt was recorded as a capital contribution from shareholders for accounts payable paid by shareholders. Unicorp financial statements have been restated for the correction.

A comparison of the Company's consolidated financial position as of December 31, 2001 and results of operations and cash flows for the year ended December 31, 2001 prior to and following the restatement follows:


                                                         As Restated         As Reported

   Balance sheet:
       Accounts payable                                $      42,509    $         7,750
          Additional paid-in capital                       3,970,029          3,937,614
       Accumulated deficit                                (4,013,134)        (3,945,960)
        Statements of operations:
      General and administration                       $     21,923    $        29,750
      Other income                                                -            (75,000)
      Net income (loss)                                $    (21,923)   $        45,250
     Statement of cash flows:
      Expenses paid by shareholder                     $          -    $        42,586
    Supplemental disclosure of non-cash activities:
      Accounts payable paid by shareholder             $     75,000    $             -


NOTE 3 - INCOME TAXES
For the year ended December 31, 2002 and 2001, Unicorp has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $997,521 at March 31, 2003, and will expire in the years 2021 through 2022.

Deferred income taxes consist of the following at December 31:

                                            2002               2001
    Long-term:
      Deferred tax assets          $        339,000    $       339,000
      Valuation allowance                  (339,000)          (339,000)
                                   $              -    $             -
                                   ================    ===============

NOTE 4 - STOCKHOLDERS' EQUITYConcurrently with amendments to the Company's articles of incorporation, the Company also approved a 100 to 1 stock split immediately followed by a 1 for 2003 reverse stock split. These reverse stock splits have been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts prior to the record dates of the reverse stock splits have been restated to reflect the stock splits on a retroactive basis. In connection with these stock splits, no stockholder was reduced to less than 100 shares and, accordingly, the splits resulted in a special distribution to certain stockholders totaling 97,916 shares. These transactions have been recorded retroactively.

NOTE 5 - SPIN OFF OF TEXAS NEVADA OIL & GAS CO., INC.On March 23, 2001, the Company entered into a preliminary agreement with the TNOG, the Parent, and Opportunity Acquisition Company ("Opportunity") under which the Company agreed to merge TNOG with Opportunity in a transaction (the "Transaction") to be treated as a recapitalization of Opportunity.After signing the preliminary agreement, Opportunity merged with and into Houston American Energy Corp. ("HAEC") and HAEC assumed Opportunity's rights in the transaction. HAEC is a Delaware corporation engaged in oil and gas exploration and production in Texas.On July 31, 2001, HAEC and the Company entered into a Plan and Agreement of Merger relative to the merger of TNOG, which was amended and restated as of August 31, 2001. Finally, on September 26, 2001, the Company entered into a definitive Amended and Restated Plan and Agreement of Merger under which the merger of TNOG was completed on January 17, 2002.Under the terms of the preliminary agreement signed in March 2001 and subsequent amendments:

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

We had no disagreements with Alvin L. Dahl & Associates, P.C.

On April 2, 2003, we engaged the accounting firm of Malone & Bailey, PLLC, Houston, Texas as independent accountants for our fiscal year ended December 31, 2002. Ham Langston & Breziman LLP were unable to perform our audit for the fiscal year ended December 31, 2002 because they were still owed money from their prior audits. Apart from the outstanding invoices, there were no disagreements with Ham Langston & Brezima, LLP.

Item 8A. Control and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure and procedures
(1) were adequate and effective to ensure that material information relating to the Company, including its consolidating subsidiaries, was made known to them by others within those entities, particularly during the period in which this annual report was being prepared and (2) provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including information regarding its consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Controls

There were no significant changes in the Company's internal controls that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the company's internal controls.

Limitations on the Effectiveness of Controls

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedure or the Company's internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judegement in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected.

PART III ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:


     Name         Age           Position                    Position Held Since
---------------  ------ ----------------------------------  -------------------
 Louis G. Mehr     71   President, Chief Executive Officer   March, 2000
                        Chief Financial Officer & Director

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


                                           SHARES BENEFICIALLY OWNED
Beneficial Owner                            Number           Percent
Equitable Assets Incorporated
35 Barracks Road
3rd Floor                                    474,589 (1)       79.6%
Belize City, Belize C.A.

Louis G. Mehr (3)
1907 Tarpley Ct.                             474,589 (2)       79.6%

Katy, TX 77493

All officers and directors as a              474,589 (2)       79.6%
group (2 persons) (3)

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(1) List of Documents Filed with this Report. (1) Consolidated Financial Statements, UNICORP, Inc. and subsidiary companies:

Report of Malone & Bailey LLPC, independent certified public accountants,
dated April 11, 2002                                                           1

Consolidated Balance Sheet as of December 31, 2001 2 Consolidated
Statements of Operations for the years ended December 31, 2002 and 2001,     2-3

Consolidated  Statements of  Stockholder's  Equity (Deficit) for the
years ended December 31, 2002 and 2001                                         4

Consolidated  Statements of Cash Flows for the years ended December 31,
2002 and 2001                                                                  5

 Notes to Consolidated Financial Statements                                    6

 Included as "ITEM 7. FINANCIAL STATEMENTS." in this report.

 All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

(2) The Exhibits listed below are filed as part of this Annual Report.


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

 10.6* Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company described in Exhibit 10.6 to Registrant's Form 10-QSB for the period ending March 31, 2001and filed April 16, 2002.

 10.7* July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp. described in Exhibit 10.7 to Registrant's Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002.

 16.1* Letter from Alvin L. Dahl & Associates, P.C., former accountants, on change in certifying accountant described in Exhibit 16.1 tto Registrant's Amended Form 8-K /A filed April 24, 2001.

 16.2* Letter from Ham, Langston & Brezina, L.L.P., new accountants, on change in certifying accountant described in Exhibit 16.2 to Registrant's Form 8-K dated April 6, 2001 and filed April 10, 2001.

  21 Subsidiaries of the Registrant.

     incorporated by reference.

(3) Reports on Form 8-K filed by the Company during the last quarter of its fiscal year ending December 31, 2002:

(1)  No reports on Form 8-K were filed for the period.

Item 14.          Principal Accountant Fees & Services

                                                    2002       2001
                                                   ------     ------
A. Audit Fees
Malone & Bailey PLLC                              $ 3,000
Ham Langsten & Brezina LLP                                  $20,000
B.  Audit Related Fees                              None       None
C. Tax Fees                                         None       None
D. All Other Fees                                   None       None

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP, INC.

By: /S/ LOUIS G. MEHR
Louis G. Mehr,
President

Date: December 29, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LOUIS G. MEHR      Principal Executive Office and Sole Director    December 29, 2003
Louis G. Mehr,

/S/ LOUIS G. MEHR      Principal Financial Officer and CFO             December 29, 2003
Louis G. Mehr

                CERTIFICATION PURSUANT TO 15 U.S.C. SECTION 10A,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

 I, Louis Mehr, certify that:

1. I have reviewed this annual report on Form 10-KSB of Unicorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respect the financial condition, results ofoperations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) [omitted in accordance with SEC Release Nos. 33-8238 and 34-47986];

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

e) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date: December 29, 2003                     /s/ Louis Mehr
                                            ------------------------------
                                            Louis Mehr, Chief Executive Officer

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
      TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Louis Mehr, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Unicorp, Inc. on Form 10-KSB for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Unicorp, Inc.

By: /s/ Louis Mehr
--------------------------
Name: Louis Mehr
Title: Chief Executive Officer
December 29, 2003

                CERTIFICATION PURSUANT TO 15 U.S.C. SECTION 10A,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

 I, Louis Mehr, certify that:

1. I have reviewed this annual report on Form 10-KSB of Unicorp, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) [omitted in accordance with SEC Release Nos. 33-8238 and 34-47986];

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date: December 29, 2003               /s/  Louis Mehr
                                      ----------------------------
                                      Louis Mehr, Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Louis Mehr, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Unicorp, Inc. on Form 10-KSB for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Unicorp, Inc.

By: /s/ Louis Mehr
----------------------------
Name: Louis Mehr
Title: Chief Financial Officer
December 29, 2003