Form 10QSB
period 2003-03-31
UNICORP INC /NEW
filed 2003-12-29
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the quarter period ended March 31, 2003

                         Commission File Number: 2-73389

                                  UNICORP, INC.



           NEVADA                                        75-1764386
--------------------------------             -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No
incorporation or organization)



                                C/O Louis G. Mehr
                                1907 Tarpley Ct.
                                  Katy TX 77497
                                  281-347-1221
                     ----------------------------------------
                     (Address of principal executive offices
                               and telephone no.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X ] No

The number of shares outstanding of each of issuer's classes of common equity, as of December 19, 2003 is 596,469 of $.001 par value voting common stock.

Not a Transitional Small Business Disclosure Format.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

The financial statements of registrant for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.
              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

Consolidated Condensed Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002 (audited)

Unaudited Consolidated Condensed Statements of Operations for the three months ended March 31, 2003 and 2002.

Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2003 and 2002

Notes to Unaudited Consolidated Condensed Financial Statements

                                  UNICORP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                            March 31,           December 31,
                                                              2003                  2002
                                                           ----------           -----------


Assets                                                          $   0              $     0
------                                                          =====              =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                             $ 42,509             $ 42,509
Total current liabilities                                      42,509               42,509
                                                               ------             ---------
STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, 25,000,000 shares
authorized, none outstanding                                                            -
Common stock, $.001 par value, 1,500,000 shares
authorized, 596,469 shares issued and outstanding                 596                 596
Additional paid-in capital                                  3,971,029           3,970,029
Accumulated deficit                                        (4,014,134)         (4,013,134)
                                                           -----------         -----------
Total Stockholders' Deficit                                   (42,509)            (42,509)
                                                             ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $      -             $     -
                                                             =========           =========

                                  UNICORP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                      Three Months Ended     Three Months Ended
                                        March 31, 2003          March 2002
                                      -------------------    ------------------

Revenues                                   $      -               $      -

Expenses

General and Administrative                $   1,000               $     -
                                          ---------                -------
                                          $       -
                                                                   =======
Net Loss                                  $   1,000
                                          =========
Net Loss per share:
                                          $   (0.00)              $ (0.00)
                                          =========                =======
 Basic and diluted                          596,469

Weighted average shares outstanding:

 Basic and diluted                          596,469
                                           ========

                                  UNICORP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended       Three Months  Ended
                                                         March 2003                March 2002
                                                     -------------------      --------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $ (1,000)                  $    -


Adjustment to reconcile net loss to net cash used in operating activities:

Net change in:                                                  -
Accounts payable                                                                         -

NET CASH USED IN OPERATING ACTIVITIES                       (1,000)                      -
                                                           --------                ---------
Cash flows from Financing activities
                                                             1,000                       -
                                                           --------                ---------
Capital Contributed by Principal Shareholder                 1,000                       -
                                                           --------                ---------
Net Cash from Financing Activities

NET CHANGE IN CASH

Cash, beginning of period
                                                                 -                $     -
                                                                                   ---------
Cash, end of period                                          $   -
                                                           --------

                                  UNICORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL INFORMATION AND DESCRIPTION OF BUSINESS

The unaudited consolidated condensed financial statements included herein have been repared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the udited consolidated financial statements and notes thereto of Unicorp, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

We have significant liquidity problems and have no meaningful capital resources or stockholder's equity. We may not be able to satisfy our estimated cash requirements for the next twelve months which we estimate to be $10,000. In the event additional cash is required we may have to borrow funds from stockholders or other sources, or seek funds from a private placement among new investors, none of which can be assured. We have faced this situation for the past ten years and have managed to carry on and there is no reason to believe that we can not do so in the future. We cannot predict to what extent our lack of liquidity and capital resources will impair the consummation of a business combination or whether we will incur further operating losses through any business entity which we may eventually acquire. We have had no material business operations since 1991 and no revenues since 1991. During these periods we have engaged in no significant operations other than organizational activities, acquisition of capital, and meeting our reporting obligations under the Securities Exchange Act of 1934. No revenues were received by us during this period. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

         a.  Exhibits

                  None
         b.  Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNICORP, INC

                                        By: /s/ Louis Mehr
                                            ------------------------
                                            Louis Mehr, President
Date: December 29, 2003


                                        By:  /s/ Louis Mehr
                                           ---------------------------
                                           Louis Mehr, Chief Financial Officer
Date: December 29, 2003

                CERTIFICATION PURSUANT TO 15 U.S.C. SECTION 10A,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Louis Mehr, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Unicorp, Inc.;

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



Date: December 29, 2003                     /s/ Louis Mehr
                                            -------------------------------
                                            Louis Mehr, Chief Executive Officer

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
      TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Louis Mehr, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Quarterly Report of Unicorp, Inc. on Form 10-QSB for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Unicorp, Inc.

By: /s/ Louis Mehr
--------------------------
Name: Louis Mehr
Title: Chief Executive Officer
December 29, 2003

                CERTIFICATION PURSUANT TO 15 U.S.C. SECTION 10A,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

 I, Louis Mehr, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Unicorp, Inc.

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



Date: December 29, 2003               /s/  Louis Mehr
                                      ---------------------------------
                                      Louis Mehr, Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Louis Mehr, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Unicorp, Inc. on Form 10-QSB for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Unicorp, Inc.

By Louis Mehr
----------------------------
Name: Louis Mehr
Title: Chief Financial Officer
December 29, 2003