Form 10QSB
period 2003-06-30
UNICORP INC /NEW
filed 2003-12-29
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the quarter period ended June 30, 2003

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

The financial statements of registrant for the six months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.
              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

Consolidated Condensed Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2002 (audited)

Unaudited Consolidated Condensed Statements of Operations for the six months ended June 30, 2003 and 2002

Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002

Notes to Unaudited Consolidated Condensed Financial Statements

                                  UNICORP, INC.
                                 BALANCE SHEETS


                                                              (Unaudited)                (Audited)
                                                             June 30, 2003       December 31, 2002
                                                             -------------       ------------------

ASSETS                                                                 $ -                     $ -
                                                                       ===                     ===
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Account payable                                                   $ 42,509                $ 42,509
                                                                  --------                --------
Total current liabilities                                         $ 42,509                $ 42,509
                                                                  --------                --------
STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 25,000,000 shares
authorized, none outstanding                                                                     -
Common stock, $.001 par value, 1,500,000 shares authorized,              -
596,469 shares issued and outstanding                                  596                     596
Additional paid-in capital                                       3,973,079               3,970,029
Accumulated deficit                                            (4,016,184)             (4,013,134)
                                                               -----------             -----------
Total stockholders' Deficit                                       (42,509)                (42,509)
                                                                  --------                --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ -                     $ -
                                                                       ===                     ===

                                  UNICORP, INC.
                             STATEMENTS OF OPERATION

                                       Six Months Ended     Year Ended December
                                          June 31, 2003              31, 2002
                                          -------------              --------
Revenues                                              -                     -
                                               ---------             --------
Expenses:
General and administrative                      $ 3,050                 $   -
                                                -------                 -----
Net loss                                        $ 3,050                 $   -
                                                =======                 =====
Net loss per share:
Basic and diluted                                $(.01)                $  .00
                                                 ======                ======
Weighted average shares outstanding:
Basic and diluted                               596,469               596,469
                                                =======               =======


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                  UNICORP, INC.
                             STATEMENT OF CASH FLOWS


                                                      Six Months Ended         Six Months Ended
                                                         June 30, 2003            June 30, 2002
                                                         -------------            -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(3,050)                   $    -
Adjustment to reconcile net loss to net cash used
in operating activities: Net change in:
Accounts payable                                                  -
NET CASH USED IN OPERATING ACTIVITIES                       (3,050)                        -
                                                            -------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contributed by Principal Shareholders                 3,050                        -
                                                              -----                 ---------
Net cash from financing activities                            3,050                        -
                                                              -----                 ---------
NET CHANGE IN CASH                                                -                        -
Cash, beginning of period                                         -                        -
                                                            -------                 ---------
Cash, end of period                                           $   -                  $     -
                                                            =======                 =========

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

NEED FOR ADDITIONAL CAPITAL OR FINANCING Our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Although Equitable Assets, our majority stockholder has committed to bear the expenses of securities compliance and the searches for suitable business combinations, there is no assurance that Equitable Assets will be able to provide the necessary resources when needed or for how long it will be able to meet that commitment. We may have to seek loans or equity placements to cover such cash needs. In the event we are not able to complete a business combination during this period, lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds we will ultimately be able to complete a business combination. Once a business combination is completed, our need for financing is likely to increase substantially. No commitments to additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us allow us to cover our expenses as they may be incurred. Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

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


                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

              None


     b.   Reports on Form 8-K

              Report dated April 4, 2003 Reporting  a Change in Accountants

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNICORP, INC


                                              By: /s/ Louis Mehr
                                                 ----------------------------
                                                  Louis Mehr, President and
                                                  Chief Executive Officer

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


Date: December 29, 2003                     /s/ Louis Mehr
                                            ----------------------------------
                                            Louis Mehr, Chief Executive Officer

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


Date: December 29, 2003               /s/  Louis Mehr
                                      ---------------
                                      Louis Mehr, Chief Financial Officer

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