Form 10QSB
period 2003-09-30
UNICORP INC /NEW
filed 2003-12-29
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE

                             SECURITIES ACT OF 1934

                 For the quarter period ended September 30, 2003

                         Commission File Number: 2-73389

                                  UNICORP, INC.


             NEVADA                                      75-1764386
             ------                                      ----------
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


(a) The financial statements of registrant for the six months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  UNICORP, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated Condensed Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002 (audited)

Unaudited Consolidated Condensed Statements of Operations for the nine months ended September 30, 2003 and 2002

Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

Notes to Unaudited Consolidated Condensed Financial Statements

                                  UNICORP, INC.
                                 BALANCE SHEETS


                                                             September 30, 2003     December 31, 2003
                                                             ------------------     -----------------

ASSETS                                                              $   -                 $   -
                                                                     =====                 =====
LIABILITIES AND STOCKHOLDERS'S DEFICIT
Current liabilities:
Accounts payable                                                  $ 42,509              $ 42,509
                                                                  --------              --------
Total current liabilities                                         $ 42,509              $ 42,509
                                                                  --------              --------
STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value,  25,000,000
shares authorized, none outstanding                                      -                    -
Common stock,  $.001 par value,  1,500,000
shares  authorized, 596,469 shares issued and outstanding              596                   596
Additional paid-in capital                                       3,973,607             3,970,029
Accumulated deficit                                            (4,013,662)           (4,013,134)
                                                               -----------           -----------
Total stockholders' deficit                                       (42,509)              (42,509)
                                                                  --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    -                 $   -
                                                                    ======                 =====


                                  UNICORP, INC.
                            STATEMENTS OF OPERATIONS


                                       Nine Months Ended     Nine Months Ended
                                       September 30, 2003   September 30, 2002
                                       -------------------  --------------------
Revenues                                            -                     -
Expenses:
General and administrative                   $ 35,280                 $   -
                                             --------                 -----
Net loss                                      $ 3,578                 $   -
                                              =======                 =====
Net loss per share:
Basic and diluted                            $ (0.01)                 $   -
                                             ========                 =====
Weighted average shares outstanding:
Basic and diluted                             596,469               596,469
                                              =======               =======

                                  UNICORP, INC.
                            STATEMENTS OF CASH FLOWS


                                                    Nine Months September       Nine Months
                                                           30, 2003         September 30, 2002
                                                           --------         ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $(3,578)              $     -
Adjustment to reconcile net loss to net cash used
in operating activities:
Net changes in:
Accounts payable                                                -                     -
                                                         ----------                   -
NET CASH USED IN OPERATING ACTIVITIES                      (3,578)                    -
                                                         ----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contributed by Principal Shareholder                3,578                     -
                                                         ----------            ------------
Net Cash From Financing Activities                          3,578                     -
                                                         ----------            ------------
NET CHANGE IN CASH                                              -                     -
Cash, beginning of period                                       -                     -
                                                         ----------            ------------
Cash, end of period                                     $       -               $     -
                                                         ==========            ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

                                        UNICORP, INC

       Date: December 29, 2003         By: /s/ Louis Mehr
                                            --------------
                                             Louis Mehr, President and Chief
                                             Executive Officer


       Date: December 29, 2003         By: /s/ Louis Mehr
                                            --------------
                                             Louis Mehr, Chief Financial Officer

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


Date: December 29, 2003                     /s/ Louis Mehr
                                            -----------------------------------
                                            Louis Mehr, Chief Executive Officer

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