Form 10KSB
period 2004-03-31
UNICORP INC /NEW
filed 2004-05-13
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2003

                         Commission File Number: 2-73389

                                  UNICORP, INC.
                                ------------------

            NEVADA                                        75-1764386
------------------------------               -----------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

                           C/O Vanderkam & Associates
                               1301 Travis, #1200
                                Houston, TX 77002
                             Telephone: 713-547-8900

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

As of March 31, 2004, the aggregate market value of the registrant's common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $24,376. (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of March 31, 2004, the registrant had a total of 596,469 shares of $0.001 par value voting common stock. issued and outstanding.

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

On July 1, 2001, buy majority written consent Equitable Assets, Incorporated ("Equitable"), who holds approximately 79.6 percent of our outstanding common stock, approved amendments to our articles of incorporation making various changes to our capital structure including: (i) increasing the number of authorized common shares authorized from 50,000,000 shares to 1,500,000,000 shares and changing the par value per share from $.10 to $.001; (ii) creating a class of blank check Preferred Stock, 25,000,000 shares authorized, par value $.001 per share; (iii) effecting a 100 for 1 forward split of outstanding common stock immediately followed by a 1 for 2003 reverse split of the Company's common stock, with no shareholder receiving less than 100 shares after the reverse split. These changes became effective on January 3, 2002. These changes resulted in 596,469 shares outstanding.

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

     Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that we will consider, among other things, the following factors:

(1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

(3) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(4) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(5) The cost of our participation as compared to the perceived tangible and intangible values and potential;

(6)  The extent to which the business opportunity can be advanced;

(7) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

(8)  The  accessibility  of  required  management  expertise,   personnel,   raw
     materials, services, professional assistance, and other required items; and

(9) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit our securities, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

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

     Administrative Offices

     We currently maintain a mailing address at 1301 Travis, #1200, Houston, TX 77002 which is the law office of our president, Hank Vanderkam. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of this mailing address.

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

ITEM 2. DESCRIPTION OF PROPERTY.

         We currently maintain a mailing address at 1301 Travis, #1200, Houston, TX 77002, which is the law office of our president. We pay no rent for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None
                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 31, 2004 we had 596,469 shares of common stock issued. Our shares traded under the symbol "UNIC" until on or about February 11, 1999. At that time the symbol was changed to "AXPT" in connection with a purported name change to "Auto Axzpt.Com, Inc." On or about February 17, 2000 the trading symbol was restored to "UNIC". During the fiscal year ending December 31,1998 and until May 4, 2000 our common stock traded on the OTC Bulletin Board ("OTCBB") of the National Association of Securities Dealers, Inc. (the "NASD"). Our common stock was delisted from the OTCBB as of May 4, 2000 because of our failure to meet the eligibility requirements for quotation. Pursuant to the OTC Bulletin Board Eligibility Rule, adopted after December 31, 1998, OTCBB issuers must be registered with the SEC under Section 13 or 15(d) of the Securities and Exchange Act of 1934 ("Exchange Act") and be current in their required filings. During our fiscal year ending December 31, 1999, our common stock was registered under the Exchange Act so as to be OTCBB eligible. To remain current, we are required to have filed our latest required annual filing and any subsequent quarterly filings. Under the phase-in of the OTCBB Eligibility Rule, if we were not compliant with the filing requirement and/or the NASD had not received notification to that effect, on or before May 3, 2000, our securities were no longer eligible for quotation on the OTCBB as of market open on May 4, 2000. Because our Forms 10-KSB for the fiscal years ending December 31, 1998 and 1999 contained unaudited financial statements, we were considered out of compliance and were notified that our common stock would be listed for deletion on the Daily List of April 28, 2000 with removal to be effective at market-open on Thursday, May 4, 2000. Because we were not in compliance we requested deletion prior to our removal date. Subsequently and through the date of filing this amended report, our common stock has been quoted and traded on the stock market known as "the Pink Sheets" (www.pinksheets.com). The range of the high and low closing bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. These market quotations represent inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                       COMMON STOCK
                        BID PRICE

CALENDAR YEAR 2002               LOW        HIGH
                                 ---        ----

First Quarter                  $ 0.01       $ 0.05

Second Quarter                 $ 0.01       $ 0.01

Third Quarter                  $ 0.01       $ 0.01

Fourth Quarter                 $ 0.01       $ 0.03


CALENDAR YEAR 2003

First Quarter                   $0.01       $0.01

Second Quarter                  $0.01       $0.01

Third Quarter                   $0.01       $0.01

Fourth Quarter                  $0.01       $0.01

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     We remain in the development stage. Since inception of the development stage (January 1, 1998), we have received no cash revenues and acquired no assets, except for the fiscal year ending December 31, 2001, in which we received $75,000 paid in connection with the Texas Nevada transaction. The Company's balance sheet for the fiscal year ended December 31, 2003, reflects a current asset value of $0, current liabilities of $4,683, and a deficit of $3,995,941 accumulated prior to inception of the development stage.

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

     For the fiscal year ending December 31, 2003, we had net income of $17,193 as a result of forgiveness of indebtedness income. The Company will continue to incur expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934 and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

     During the fiscal year ending December 31, 2003, we continued with efforts to seek, investigate, and, evaluate properties or businesses to acquire. We also plan to complete the spin-off of our dormant subsidiaries. We also plan to file all required periodical reports and to maintain our status as a fully-reporting company under the Securities Exchange Act of 1934. In order to proceed with our plans for the next year, it is anticipated that we will require additional capital in order to meet our cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs we may incur in seeking business opportunities.

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

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Unicorp, Inc.

We have audited the accompanying consolidated balance sheet of Unicorp, Inc., as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Unicorp, Inc. as of December 31, 2002 and for the year then ended, were audited by other auditors whose report dated April 4, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unicorp, Inc. as of December 31, 2003, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company does not have assets or sources of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Thomas Leger & Co. L.L.P.


April 30, 2004
Houston, Texas

                                TABLE OF CONTENTS

                                                                          Page
                                                                         -------
  Independent Auditor's Report                                             12

  Consolidated Balance Sheets as of December 31, 2003 and 2002             15

  Consolidated Statements of Operations for the years Ended
  December 31, 2003 and 2002                                               16

  Consolidated Statements of Stockholders' Deficit for the years Ended
  December 31, 2003 and 2002                                               17

  Consolidated Statements of Cash Flows for the years Ended
  December 31, 2003 and 2002                                               18

  Notes to the Consolidated Financial Statements                           19

                                  Unicorp, Inc.
                           Consolidated Balance Sheets

                                     ASSETS


                                                                  As of December 31,
                                                               2003               2002
                                                               ----               ----



  Total Assets                                              $       -          $       -
                                                             =========         =========


                       LIABILITIES & STOCKHOLDERS' DEFICIT

  Current liabilities                                       $   4,683         $   42,509
                                                             ---------        ----------

  Total liabilities
                                                                4,683             42,509
                                                             ---------            ------
   Stockholders' deficit

    Preferred stock, $0.001 par value, 25,000,000
        shares authorized, none outstanding
                                                                    -                 -
    Common stock, $0.001 par value, 1,500,000,000
        shares authorized, 596,469 shares
        issued and outstanding
                                                                  596               596
    Additional paid-in capital                              3,990,662         3,970,029
    Accumulated deficit                                    (3,995,941)       (4,013,134)
                                                            ----------       -----------
  Total Stockholders' Deficit
                                                               (4,683)          (42,509)
                                                            ----------       -----------

  Total Liabilities and Stockholders' Deficit               $       -         $       -
                                                            ==========       ===========



                                  Unicorp, Inc.
                      Consolidated Statements of Operations


                                                For the Years Ended December 31,
                                              2003                     2002
                                             -------                 --------


REVENUES                                     $     -                $      -

EXPENSES
  General and administrative                   8,467                       -
                                             --------                --------
  Total expenses                               8,467                       -
                                             --------                --------
OTHER INCOME
  Income from forgiveness of liability        25,660                       -
                                             --------                --------
NET INCOME (LOSS)                             17,193                       -
                                             ========                ========

BASIC AND DILUTED INCOME (LOSS) PER SHARE    $  0.03                $      -
                                             ========                ========
BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING                           596,469                 596,469
                                             ========                ========

                                  Unicorp, Inc.
           Consolidated Statements of Changes in Stockholders' Deficit
                     Years ended December 31, 2003 and 2002


                            COMMON STOCK
                        ---------------------
                                                     Additional    Accumulated
                        Shares        Amount          Paid-in        Deficit       TOTAL
                                                      Capital


Balance, December 31,
2001                    596,469      $   596        $3,970,029     $(4,013,134)  $  (42,509)

Net loss                      -            -                 -               -            -
                      ----------      -------        ----------    ------------   ----------

Balance, December 31,
2002                    596,469          596         3,970,029      (4,013,134)     (42,509)

Payables and expenses
paid by
principal shareholder         -            -            20,633               -       20,633

Net Income                    -            -                 -          17,193       17,193
                       ----------     -------        ----------    ------------      ------

Balance, December 31,
2003                    596,469      $   596        $3,990,662      $(3,995,941)  $  (4,683)
                       ==========    ========        ==========     ============  ===========



                                  Unicorp, Inc.
                      Consolidated Statements of Cash Flows



                                                          For the Years Ended December 31,
                                                            2003                   2002
                                                            ----                   ----


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $  17,193              $     -

  Adjustments to reconcile net income (loss) to cash
    used in operating activities
    Expenses paid by shareholder                             8,467                    -
                                                          ---------             ---------
    Net changes in:
    Accounts payable                                       (25,660)                   -
                                                          ---------             ---------
    Net cash used by operating activities                        -                    -
                                                          ---------             ---------
    Net increase (decrease) in cash                              -                    -

    Cash at beginning of year                                    -                    -
                                                          ---------             ---------

    Cash at end of year                                   $      -              $     -
                                                          =========             =========
SUPPLEMENTAL CASH FLOW INFORMATION
    Accounts payable paid by shareholder                  $  2,166              $     -

              NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unicorp, Inc. ("Unicorp") was originally incorporated on May 8, 1981 in the state of Nevada under the name of Texoil, Inc., to engage in minerals exploration, production, refining and transportation. Unicorp is approximately 79.6% owned by Equitable Assets Incorporated (the "Parent" or "Equitable"), a Belize corporation. With the exception of a transaction involving the Parent, Unicorp has not been engaged in any significant activities since 1992 when both Unicorp and its subsidiaries ceased active operations and liquidated their operating assets. Unicorp is looking for merger or acquisition candidates. Unicorp has three wholly-owned subsidiaries as follows:

o Marcap International, Inc. ("Marcap") - This subsidiary was incorporated in Texas on August 23, 1984, as Whitsitt Oil Company to engage in oil & gas exploration and production activities in Ohio and Texas. Marcap was acquired by the Company in 1988 and the name, Whitsitt Oil Company, was changed to Martex Trading Co., Inc. and subsequently to Marcap.

o Laissez-Faire Group, Inc. ("LFGI") - This subsidiary was incorporated in Texas on August 16, 1996 and acquired by the Company on December 31, 1997. LFGI has not yet engaged in any significant business activities.

o Med-X Systems, Inc. ("Med-X") - This subsidiary was incorporated in Texas on December 21, 1987 to engage in the business of management and processing of medical claims for the medical profession. Med-X was acquired by the Company in 1988; however, the Company liquidated Med-X's assets and exited the medical claims business in 1989.

Principles of Consolidation
The consolidated financial statements include the accounts of Unicorp, Inc., and its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and any highly liquid short-term investments with an original maturity of three months or less.

Income Taxes
Unicorp uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Common Share
Basic and dilutive net loss per common share for the years ended December 31, 2003 and 2002 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments
The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Recently Issued Accounting Pronouncements
Unicorp does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Unicorp's results of operations, financial position or cash flows.


                             NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.


NOTE 3 - INCOME TAXES

For the years ended December 31, 2003 and 2002, Unicorp has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $980,328 at March 31, 2004, and will expire in the years 2021 through 2022. The Company's net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code.

Deferred income taxes consist of the following at December 31:

[OBJECT OMITTED]

NOTE 4 - STOCKHOLDERS' EQUITY

Concurrently with amendments to the Company's articles of incorporation, during 2002 the Company also approved a 100 to 1 stock split immediately followed by a 1 for 2003 reverse stock split. These stock splits have been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts prior to the record dates of the stock splits have been restated to reflect the stock splits on a retroactive basis. In connection with these stock splits, no stockholder was reduced to less than 100 shares and, accordingly, the splits resulted in a special distribution to certain stockholders totaling 97,916 shares. These transactions have been recorded retroactively.

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

On April ___, 2004 we engaged the accounting firm of Thomas Leger & Co. LLP, Houston, TX as independent accountants for our fiscal year ended December 31, 2003. There were no disagreements with our prior accountants Malone & Bailey, PLLC.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:



   Name           Age           Position                         Position Held Since
  -------        -----         -----------                      ----------------------

Hank Vanderkam     59     President, Chief Executive Officer        January 2004
                          Chief Financial Officer & Director


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

Biographical Information

Hank Vanderkam. Mr. Vanderkam became the Company's sole officer and director in January 2004. Mr. Vanderkam has practiced law for thirty-five years specializing in securities law. Mr. Vanderkam is also a certified public accountant and a former partner in Deloitte & Touche.

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

                                          SHARES BENEFICIALLY OWNED
Beneficial Owner                                Number  Percent
Equitable Assets Incorporated
35 Barracks Road
3rd Floor                                  474,589 (1)  79.6%
Belize City, Belize C.A.
Hank Vanderkam
1301 Travis, #1200                                   0  0%
                                                     -  --
Houston, TX 77002
All officers and directors as a
group (1 person)                                     0  0%

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

  21 Subsidiaries of the Registrant.

     incorporated by reference.

(1) Reports on Form 8-K filed by the Company during the last quarter of its fiscal year ending December 31, 2002:

     (1)  No reports on Form 8-K were filed for the period.

Item 14.          Principal Accountant Fees & Services

                                                    2002       2003
A. Audit Fees
Malone & Bailey PLLC
Thomas Leger & Co. LLP                           $ 3,000    $ 3,500
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

UNICORP, INC.

By: /S/ HANK VANDERKAM
Hank Vanderkam,
President

Date: May 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ HANK VANDERKAM      Principal Executive Office and Sole Director        May  13, 2004
Hank Vanderkam,

/S/ HANK VANDERKAM      Principal Financial Officer and CFO                 May  13, 2004
Hank Vanderkam


                CERTIFICATION PURSUANT TO 15 U.S.C. SECTION 10A,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

 I, Hank Vanderkam, certify that:

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



Date: May 13. 2004                      /s/ Hank Vanderkam
                                         ------------------
                                         Hank Vanderkam, Chief Executive Officer

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
      TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Unicorp, Inc. on Form 10-KSB for the period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Unicorp, Inc.

By: /s/ Hank Vanderkam
--------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
May 13, 2004

                CERTIFICATION PURSUANT TO 15 U.S.C. SECTION 10A,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

 I, Hank Vanderkam, certify that:

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



Date: May 13, 2004               /s/  Hank Vanderkam
                                  -------------------
                                  Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Unicorp, Inc. on Form 10-KSB for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Unicorp, Inc.

By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Financial Officer
May 13, 2004