Form 10QSB
period 2004-03-31
UNICORP INC /NEW
filed 2004-05-14
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the quarter period ended March 31, 2004

                         Commission File Number: 2-73389

                                  UNICORP, INC.



           NEVADA                                        75-1764386
--------------------------------             -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No
incorporation or organization)



                                C/O Vanderkam & Associates
                               1301 Travis, #1200
                               Houston, TX 77002
                                 (713) 547-8900
                     ----------------------------------------
                     (Address of principal executive offices
                               and telephone no.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X ] No

The number of shares outstanding of each of issuer's classes of common equity, as of May 13, 2004 is 596,469 of $.001 par value voting common stock.

Not a Transitional Small Business Disclosure Format.

                                 Unicorp, Inc.
                                      INDEX


                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 2004 (unaudited)and
           December 31, 2003                                              3

           Unaudited Consolidated Statements of Operations - For the
           three months ended March 31, 2004 and 2003                     3

           Unaudited Consolidated Statements of Cash Flows-
           For the three months ended March 31, 2004 and 2003             5

           Notes to Consolidated Financial Statements                     6

  Item 2.  Management Discussion and Analysis or Plan of Operations       9

  Item 3.  Controls and Procedures                                       10

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             10
  Item 2.  Changes in Securities and Small Business Issuers              10
           Purchaser of Equity Securities                                10
  Item 3.  Defaults Upon Senior Securities                               10
  Item 4.  Submission of Matters to a Vote of Security Holders           10
  Item 5.  Other Information                                             10
  Item 6.  Exhibits and Reports on Form 8-K                              10

            Signatures

            Certifications

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

The financial statements of registrant for the three months ended March 31, 2004 and 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                                  UNICORP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                       March 31,           December 31,
                                                         2004                  2003
                                                      ----------           -----------
                                                      (unaudited)          (audited)


Total Assets                                               $   0              $     0
-------------                                              =====              =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                         $ 4,683              $ 4,683
                                                          ------             ---------
Total current liabilities                                  4,683                4,683
                                                          ------             ---------
STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, 25,000,000 shares
authorized, none outstanding                                                       -
Common stock, $.001 par value, 1,500,000,000 shares
authorized, 596,469 shares issued and outstanding            596                 596
Additional paid-in capital                             3,990,846           3,990,662
Accumulated deficit                                   (3,996,125)         (3,995,941)
                                                      -----------         -----------
Total Stockholders' Deficit                               (4,683)             (4,683)
                                                        ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $      -             $     -
                                                        =========           =========

                                  UNICORP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                      Three Months Ended     Three Months Ended
                                        March 31, 2004          March 2003
                                      -------------------    ------------------

Revenues                                   $      -               $      -

Expenses

General and Administrative                      184                      -
                                          ---------                -------
Total Expenses                             $    184               $  1,000
                                          ---------                -------
Net Loss                                   $(   184)              $ (1,000)
                                          =========                =======
Net Loss per share:
Basic and diluted                         $   (0.00)              $ (0.00)
                                          =========                =======
Weighted average shares outstanding:

 Basic and diluted                          596,469               596,469
                                           ========                =======

                                  UNICORP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended       Three Months  Ended
                                                         March 2004                March 2003
                                                     -------------------      --------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $ (184)                  $ (1,000)


Adjustment to reconcile net loss to net cash used
in operating activities:                                      -                          -
                                                         -------                   -------

NET CASH USED IN OPERATING ACTIVITIES                      (184)                    (1,000)
                                                         -------                   -------
Cash flows from Financing activities
Capital Contributed by Principal Shareholder                184                      1,000
                                                         -------                   -------
Net Cash from Financing Activities                          184                      1,000
                                                         -------                   -------

NET CHANGE IN CASH                                            -                         -

Cash, beginning of period
                                                          $   -                   $     -
                                                         -------                   ------
Cash, end of period                                       $   -                   $     -
                                                         -------                   ------

                                  UNICORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL INFORMATION AND DESCRIPTION OF BUSINESS

The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Unicorp, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

                           UNICORP, INC

                       By: /s/ Hank Vanderkam
                           ------------------------
                           Hank Vanderkam, President and Chief Executive Officer
Date: May 13, 2004


                       By:  /s/ Hank Vanderkam
                          ---------------------------
                          Hank Vanderkam, Chief Financial Officer
Date: May 13, 2004

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



Date: May 13, 2004               /s/ Hank Vanderkam
                                   -------------------------------
                                   Hank Vanderkam, Chief Executive Officer

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



Date: May 13, 2004              /s/  Hank Vanderkam
                                      ---------------------------------
                                      Hank Vanderkam, Chief Financial Officer

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

By /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Financial Officer
May 13, 2004