Form 10QSB
period 2004-06-30
UNICORP INC /NEW
filed 2004-08-05
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2004

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 2-73389

                                  UNICORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                       75-1764386
---------------------------------              ---------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


                  3122 White Oak Drive   Houston, Texas  77007
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 869-6286
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


     Check  whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]   No [X]
                                     -        -

     As of August 4, 2004, there were outstanding 75,596,469 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]
     ---------------------------------------------------------------------------

                                   UNICORP, INC.
                               INDEX TO FORM 10-QSB/A
                                   JUNE 30, 2004

                                                                           Page No.
                                                                           --------
PART I   FINANCIAL INFORMATION


         Item 1.    Financial Statements

                    Consolidated Balance Sheets
                      June 30, 2004 (unaudited)  and December 31, 2003            3
                    Consolidated Statements of Operations (unaudited)
                      Three and Six Months Ended June 30, 2004 and 2003           4
                    Consolidated Statements of Cash Flows (unaudited)
                      Six Months Ended June 30, 2004 and 2003                     5
                    Notes to Unaudited Consolidated Financial Statements          6

         Item 2.    Management's Discussion and Analysis of Results of            7
                      Operations and Financial Condition

         Item 3.    Controls and Procedures                                       9

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                            10

         Item 2.    Changes in Securities and Use of Proceeds                    10

         Item 3.    Defaults Upon Senior Securities                              10

         Item 4.    Submission of Matters to a Vote of Security Holders          10

         Item 5.    Other Information                                            10

         Item 6.    Exhibits and Reports on Form 8-K                             25

                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

INTRODUCTION

     Unicorp, Inc. is a "blank check" or "shell" company whose current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     The unaudited condensed consolidated financial statements of Unicorp for the three and six-months ended June 30, 2004 and 2003, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                                          UNICORP, INC.
                                         AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                       June 30      December 31,
                                                                         2004           2003
                                                                     ----------------------------
                                                                     (Unaudited)
                                ASSETS

Current assets:
  Cash                                                               $        --   $          --
                                                                     ----------------------------
Total assets                                                         $        --   $          --
                                                                     ============================

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable, trade                                            $        --   $       4,683
                                                                     ----------------------------
        Total current liabilities                                             --           4,683
                                                                     ----------------------------
Shareholders' deficit:
  Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued
  Common stock, $.001 par value, 1,500,000,000 shares authorized,
    596,469 shares issued and outstanding at June 30, 2004 and
    December 31, 2003, respectively                                          596             596
  Additional paid-in capital                                           3,995,871       3,990,662
  Accumulated deficit                                                 (3,996,467)     (3,995,941)
                                                                     ----------------------------
        Total shareholders' deficit                                           --          (4,683)
                                                                     ----------------------------
Total liabilities and shareholders' deficit                          $        --   $          --
                                                                     ============================

See accompanying notes to unaudited consolidated financial statements.

                                              UNICORP, INC.
                                             AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                               (UNAUDITED)


                                            For the Three Months Ended        For the Six Months Ended
                                                     June 30,                         June 30,
                                          ---------------------------------------------------------------
                                               2004             2003            2004            2003
                                          ---------------------------------------------------------------
Revenue                                   $           --   $          --   $           --   $         --
Other income                                       4,683              --            4,683             --
General and administrative expenses                5,025           2,050            5,209          3,050
                                          ---------------------------------------------------------------
Net loss                                  $         (342)  $      (2,050)  $         (526)  $     (3,050)
                                          ===============================================================

Net loss per share:
  Basic and diluted                               ($0.00)         ($0.00)          ($0.00)        ($0.01)

Weighted average number of common shares
outstanding:
  Basic and diluted                              596,469         596,469          596,469        596,469
                                          ===============================================================

See accompanying notes to unaudited consolidated financial statements.

                                  UNICORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                           2004      2003
                                                         ------------------
Cash flows used in operating activities:
  Net loss                                               $  (526)  $(3,050)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Changes in assets and liabilities:
        Accounts payable - non cash                       (4,683)       --
                                                         ------------------
Net cash used in operating activities                     (5,209)   (3,050)
                                                         ------------------

Cash flows from financing activities:
  Capital provided by principal shareholders - non cash    5,209     3,050
                                                         ------------------
Net cash provided by financing activities                  5,209     3,050
                                                         ------------------

Net increase (decrease) in cash                               --        --
Cash and cash equivalents, beginning of period                --        --
                                                         ------------------
Cash and cash equivalents, end of period                 $    --   $    --
                                                         ==================

See accompanying notes to unaudited consolidated financial statements.

                                  UNICORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


Note 1.   Organization and Nature of Business

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of Unicorp, Inc. and Subsidiaries (the "Company" or "Unicorp") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for the six months ended June 30, 2004 and 2003.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

Note 2.   Subsequent Event

     On July 29, 2004, Unicorp closed on a transaction acquiring all of the common stock of Affiliated Holdings, Inc., a Texas corporation ("Affiliated Holdings"), pursuant to a stock agreement by and among the Company, Affiliated Holdings and the stockholders of Affiliated Holdings (the "Stock Transaction"). As a result of the Stock Transaction, Affiliated Holdings became a wholly-owned subsidiary of the Company, through which operations will be conducted.
References  herein  to  the  Company  include  Affiliated  Holdings.

     As a result of the closing of the Transaction, the Company issued an aggregate of 75,000,000 shares of its common stock to the former shareholders of Affiliated Holdings (in exchange for all the outstanding capital stock of Affiliated Holdings), resulting in the former shareholders of Affiliated Holdings owning approximately 99.2% of the issued and outstanding Company common stock. Additionally, Kevan Casey was appointed as a director and was also appointed to serve as chief executive officer and principal accounting officer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of June 30, 2004, and its results of operations for the three and six-month periods ended June 30, 2004 and 2003, should be read in conjunction with the audited consolidated financial statements and notes included in Unicorp's Form 10-KSB filed with the Securities and Exchange Commission.

RECENT  DEVELOPMENTS

     Unicorp, Inc. (the "Company" or "Unicorp") is a small business issuer that has not conducted business operations nor had revenues from operations in each of its last two fiscal years. It remains in the development stage and its business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which it may eventually acquire.

     On July 29, 2004, Unicorp closed on a transaction acquiring all of the common stock of Affiliated Holdings, Inc. a Texas corporation ("Affiliated Holdings), pursuant to a stock agreement by and among the Company, Affiliated Holdings and the stockholders of Affiliated Holdings (the "Stock Transaction"). As a result of the Stock Transaction, Affiliated Holdings became a wholly-owned subsidiary of the Company, through which operations will be conducted.
References  herein  to  the  Company  include  Affiliated  Holdings.

     As a result of the closing of the Transaction, the Company issued an aggregate of 75,000,000 shares of its common stock to the former shareholders of Affiliated Holdings (in exchange for all the outstanding capital stock of Affiliated Holdings), resulting in the former shareholders of Affiliated Holdings owning approximately 99.2% of the issued and outstanding Company common stock. Additionally, Kevan Casey was appointed as a director and was also appointed to serve as chief executive officer and principal accounting officer.

     Subsequent to the acquisition of Affiliated Holdings, the Company will focus its efforts for growth in the area of oil and gas exploration and production.

CRITICAL  ACCOUNTING  POLICIES

     General

     The consolidated financial statements and notes included in this Form 10-QSB contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of its assets and liabilities, and affect the disclosure of any contingent assets and liabilities. The Company believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The significant accounting policies are described in its financial statements and notes included in its Form 10-KSB filed with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS  AND  FINANCIAL  CONDITION

     Prior to the acquisition of Affiliated Holdings, Unicorp was a development stage company whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that it will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     The Company has three wholly owned subsidiaries, Marcap International, Inc. (formerly Martex Trading Co., Inc.) ("Marcap"); Med-X Systems, Inc. ("Med-X"); The Laissez-Faire Group, Inc. ("Laissez-Faire") and hold an 8.7% interest in AZ Capital, Inc. ("AZ Captial"). These companies are also "blank check" or "shell" companies that are inactive and without significant assets or liabilities and whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for its shareholders.

     With the acquisition of Affiliated Holdings, the Company intends to focus its growth in the area of oil and gas exploration and production.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has significant liquidity problems and has no meaningful capital resources or stockholder's equity. It may not be able to satisfy its estimated cash requirements for the next twelve months. In the event additional cash is required the Company may have to borrow funds from stockholders or other sources, or seek funds from a private placement among new investors, none of which can be assured. The Company has faced this situation for the past ten years and has managed to carry on and there is no reason to believe that it can not do so in the future. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which it may eventually acquire. The Company has had no material business operations since 1991 and no revenues since 1991. During these periods it has engaged in no significant operations other than organizational activities, acquisition of capital, and meeting its reporting obligations under the Securities Exchange Act of 1934. No revenues were received during this period. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenue and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

NEW  ACCOUNTING  PRONOUNCEMENTS

     During December 2002, the FASB issued SFAS No. 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted only the disclosure provisions of this statement.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) three classes of freestanding financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

Item 3.   CONTROLS AND PROCEDURES

     With the participation of management, the Company's chief executive officer and principal accounting officer evaluated the Company's disclosure controls and procedures for the quarter ended June 30, 2004. Based on this evaluation, the chief executive officer and the principal accounting officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II   OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities by the Company during the quarterly period ended June 30, 2004.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information

                           FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Unicorp, Inc.'s (the "Company" or "Unicorp") or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

     Further, this report contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of any research, product development and clinical programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. The Company' actual results may vary materially from those contained in such forward-looking statements because of risks to which the Company is subject, such as lack of available funding, competition from third parties, intellectual property rights of third parties, regulatory constraints, litigation and other risks to which the Company is subject.

CHANGES IN CONTROL OF REGISTRANT.

     On July 29, 2004, Unicorp closed on a transaction acquiring all of the common stock of Affiliated Holdings, Inc., a Texas corporation ("Affiliated Holdings), pursuant to a stock agreement by and among the Company, Affiliated Holdings and the stockholders of Affiliated Holdings (the "Stock Transaction"). As a result of the Stock Transaction, Affiliated Holdings became a wholly-owned subsidiary of the Company, through which operations will be conducted.
References  herein  to  the  Company  include  Affiliated  Holdings.

     As a result of the closing of the Transaction, the Company issued an aggregate of 75,000,000 shares of its common stock to the former shareholders of Affiliated Holdings (in exchange for all the outstanding capital stock of Affiliated Holdings), resulting in the former shareholders of Affiliated Holdings owning approximately 99.2% of the issued and outstanding Company common stock. Additionally, Kevan Casey was appointed as a director and was also appointed to serve as chief executive officer and principal accounting officer.

OFFICERS AND DIRECTORS

     The Company's executive officers and directors are as follows:

     NAME            AGE  POSITION                            POSITION HELD SINCE
     ----            ---  --------                            -------------------
     Kevan M. Casey   32  Chief Executive Officer, Principal      July 2004
                            Accounting Officer and Director
     Hank Vanderkam   59  Director                               January 2004

     Kevan M. Casey has served as chief executive officer and director since July 29, 2004. He is also chief executive officer and a director of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure. He and Mr. Tommy Allen founded
NetView Technologies, Inc. in December 2001 and Mr. Casey served as its president from its inception. NetView was acquired by eLinear, Inc. in April 2003. In 1998, he founded United Computing Group and United Consulting Group, a value-added retailer and an information technology consulting firm, where he served as president and chief executive officer. In December 1999, United Computing Group and United Consulting Group were acquired by ClearWorks.net, Inc., and Mr. Casey continued as president of the companies until December 2001.

     Hank Vanderkam served as the Company's sole officer and director from January 2004 until July 29, 2004. Mr. Vanderkam has practiced law for thirty-five years specializing in securities law. Mr. Vanderkam is also a certified public accountant and a former partner with Deloitte & Touche.

BOARD  COMPOSITION

     The Company's board of directors currently consists of two (2) members. Each of its directors is elected annually at its annual meeting. There are no family relationships between any of the Company's officers and directors. The board of directors has not established any committees but plans to establish an audit committee, compensation committee, nominating and governance committees in the near future. Mr. Vanderkam will be the audit committee financial expert serving on its board of directors.

DIRECTOR  AND  EXECUTIVE  COMPENSATION

     No officer or director received any remuneration from the Company during the most recent fiscal year. It is not anticipated that any officer or director will receive compensation other than reimbursement for out-of-pocket expenses incurred on the Company's behalf.

OPTION GRANTS, LONG-TERM INCENTIVE PLANS AND EMPLOYMENT AGREEMENTS

     The Company currently does not have any stock option plans, long-term incentive plans or employment agreements as the Company has no employees.

PRINCIPAL  STOCKHOLDERS

     The Company has 75,596,469 shares of common stock issued and outstanding as of the date hereof. The following table sets forth, as of such date, information  with  respect  to  shares  beneficially  owned  by:

     - each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;
     -    each of its directors;
     -    each of its named executive officers; and
     -    all of its directors and executive officers as a group.

     Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person's actual voting power.

     To the Company's knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

NAME AND ADDRESS OF BENEFICIAL        NUMBER OF SHARES BENEFICIALLY  PERCENTAGE OF OUTSTANDING
OWNER                                             OWNED                        SHARES
-----                                             -----                        ------
Kevan M. Casey (1)                                       45,750,000                       60.5%
Hank Vanderkam (2)                                               --                        0.0%
Directors and Executive Officers as                      45,750,000                       60.5%
  a Group (2 persons)
Tommy Allen (3)                                          18,750,000                       24.8%
Trevor Ling (4)                                           6,750,000                        8.9%
Carl A. Chase (5)                                         3,750,000                        5.0%

(1)  Mr. Casey's business address is 2901 West Sam Houston Parkway, Suite E-300, Houston, Texas
     77043.
(2)  Mr. Vanderkam's business address is 1301 Travis, Suite 1200, Houston, Texas 77002
(3)  Mr. Allen's business address is 2901 West Sam Houston Parkway, Suite E-300, Houston, Texas
     77043.
(4)  Mr. Lings's business address is 5050 Westheimer, Houston, Texas 77056.
(5)  Mr. Chase's business address is 3122 White Oak Drive, Houston, Texas 77007.

DESCRIPTION OF SECURITIES

     General

     The Company is authorized to issue 1,500,000,000 shares of common stock, $.001 par value, and 25,000,000 shares of preferred stock, $.001 par value.

     Common stock

     As of August 4, 2004 there were 75,596,469 shares of common stock issued and outstanding giving effect to a 273 to 1 reverse split effective January 20, 1998; a 5 to 1 reverse split effective February 11, 1999; and a 100 to 1 forward split and 1 for 2003 reverse split effective January 3, 2002. The Company's securities are currently held of record by a total of approximately 990 shareholders.

     The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote, except as otherwise provided by law or by the Company's certificate of incorporation, including provisions governing any preferred stock. The common stock does not have any cumulative voting, preemptive, subscription or conversion rights. Election of directors and other general stockholder action requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

     Subject to the rights of any outstanding shares of preferred stock, the holders of common stock are entitled to receive dividends, if declared by the Company's board of directors out of funds legally available. In the event of liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding.

     No cash dividends have been declared or paid on the Company's securities, and it is not anticipated that any cash dividends will be declared or paid in the foreseeable future.

     Preferred stock

     As of August 4, 2004 there were no shares of preferred stock issued and outstanding.

     The Company's board of directors has the authority, without action by its stockholders, to designate and issue preferred stock in one or more series. The Company's board of directors may also designate the rights, preferences, and privileges of each series of preferred stock, any or all of which may be greater than the rights of the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock on the rights of holders of the common stock until the board of directors determines the specific rights of the holders of the preferred stock.

     However, these effects might include:

     -    restricting dividends on the common stock;
     -    diluting the voting power of the common stock;
     -    impairing the liquidation rights of the common stock; and
     - delaying or preventing a change in control of the Company without further action by the stockholders.

     Transfer agent

     The transfer agent and registrar for the Company's common stock is OTC Stock Transfer, Inc. and its address is 231 E. 2100 S., Salt Lake City, Utah 84115.

     Disclosure Of Commission Position On Indemnification For Securities Act Liabilities

     Section 78.7502 of the Nevada Revised Statutes contains provisions for indemnification of the officers and directors of the Company. Nevada law provides for indemnification (which may eliminate any personal liability of a director to the Company or its shareholders for monetary damages for gross negligence or lack of care in carrying out the director's fiduciary duties) if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company. A director or officer may be indemnified as to any matter in which he successfully defends himself.

     The officers and directors of the Company are accountable to the shareholders of the Company as fiduciaries, which means such officers and directors are required to exercise good faith and integrity in handling the Company's affairs.

     A shareholder may be able to institute legal action on behalf of himself and all other similarly situated shareholders to recover damages where the Company has failed or refused to observe the law. Shareholders may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights, including rights under certain federal and state securities laws and regulations. Shareholders who have suffered losses in connection with the purchase or sale of their interest in the Company due to a breach of a fiduciary duty by an officer or director of the Company in connection with such sale or purchase including, but not limited to, the misapplication by any such officer or director of the proceeds from the sale of any securities, may be able to recover such losses from the Company.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense or any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

     The Company has no agreements with any of its directors or executive officers providing for indemnification of any such persons with respect to liability arising out of their capacity or status as officers and directors.

     At present, there is no pending litigation or proceeding involving a director or executive officers of the Company as to which indemnification is being sought.

     Shares  Eligible  for  Future  Sale

     Of the 75,596,469 shares of common stock outstanding, a total of 75,000,000 shares were issued in the Stock Transaction and are "restricted securities" subject to the resale limitations of Rule 144. Of the 75,000,000 shares issued in the Stock Transaction, all of the shares are subject to a lock-up agreement that precludes any sales prior to July 22, 2007 and, thereafter, limits sales of up to an aggregate of one-half percent (1/2%) of the shares of Company common stock per ninety (90) day period subject to the restrictions of the SEC Rule
144. This lock-up may be amended by Kevan M. Casey only and any amendment that is made will be pro-rata to all participants to the original lock-up/leak-out agreement dated July 22, 2004.

     In general, restricted securities may be sold pursuant to Rule 144 after they have been fully paid for and beneficially owned for one year and the shares are sold in brokers' transactions or to market makers in an amount per quarter not to exceed the greater of 1% of the number of shares of common stock then outstanding or the average weekly trading volume for a four-week period prior to such sale.

     The Company is unable to estimate the number of shares to be sold in the future by its stockholders, since this will depend upon the market price for the common stock, the personal circumstance of the sellers and other factors. Previously, there has been a limited market for the common stock and the sale of a substantially number of shares on the market may significantly reduce the market price.

                            AFFILIATED HOLDINGS, INC.
                                    BUSINESS

ORGANIZATIONAL  HISTORY

     Affiliated Holdings, Inc. ("Affiliated Holdings") was founded in the State of Texas in July 2004. The authorized capitalization of Affiliated Holdings was 100,000 shares of common stock, of which 1,000 shares were outstanding prior to the merger with Unicorp. On July 29, 2004, Unicorp closed on a transaction acquiring all of the common stock of Affiliated Holdings pursuant to a stock agreement by and among Unicorp, Affiliated Holdings and the stockholders of Affiliated Holdings (the "Stock Transaction"). As a result of the Stock Transaction, Affiliated Holdings became a wholly-owned subsidiary of the Unicorp, through which operations will be conducted. References herein to the Company include Affiliated Holdings.

     As a result of the closing of the Transaction, the Company issued an aggregate of 75,000,000 shares of its common stock to the former shareholders of Affiliated Holdings (in exchange for all the outstanding capital stock of Affiliated Holdings), resulting in the former shareholders of Affiliated Holdings owning approximately 99.2% of the issued and outstanding Company common stock. Additionally, Kevan Casey was appointed as a director and was also appointed to serve as chief executive officer and principal accounting officer.

BUSINESS  STRATEGY

     The Company is an exploration stage company, which was formed for the purpose of the acquisition and development of oil and natural gas properties in the United States. The Company expects to enter the oil and natural gas development field through the acquisition of leases with overriding royalty interests, the acquisition of leasehold interests and the participation through working interest ownership in oil and natural gas leases. In order to enter this market, the Company will be required to obtain funding, which funding will be through the private placement of its common stock or other forms of debt financing. There can be no assurance that the Company will be successful in obtaining any financing on terms acceptable to the Company.

COMPETITION

     Competition within the oil and natural gas development business segment is intense. The Company will compete with established companies, which have, not only better oil and gas leasehold positions, but significant financial advantage over the Company. There can be no assurance that the Company will be able be obtain or successfully compete against these larger, more significant competitors.

EMPLOYEES

     The Company currently has no employees. In order to implement its business plan, the Company will be required to employ qualified technical and administrative employees or retain the services of qualified consultants with the technical expertise to evaluate the oil and gas prospects which the Company is seeking.

INSURANCE

     The Company does not have any insurance coverage to cover losses or risks incurred in the ordinary course of business. The Company intends to obtain insurance customary to its industry.

FACILITIES

     The  Company's  current  headquarters  are located at 3122 White Oak Drive,
Houston, Texas 77007. The Company has no cost associated with its current facilities. Should the Company be required to obtain suitable facilities in the future, it believes it can obtain the required facilities at competitive rates.

RISK FACTORS

     The Company's business, financial condition and results of operations could be materially adversely affected if any of these risks materialized, which could result in the trading price of its common stock to decline.

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND DOES NOT EXPECT TO BE PROFITABLE IN THE NEAR FUTURE.

     The Company has not generated any profits since its inception, has no source of revenues, and has incurred significant operating losses. Furthermore, due to the nature of the oil and gas development industry, the Company does not expect to generate significant revenue until future years. As the Company begins to develop its business strategy, it expects its expenses to increase in the next few years.

FAILURE TO RAISE ADDITIONAL CAPITAL WILL PREVENT THE COMPANY FROM IMPLEMENTING ITS BUSINESS STRATEGY.

     The Company needs to obtain significant additional capital resources through equity and/or debt financings. As of June 30, 2004, the Company had no assets in cash and cash equivalents. The Company plans to use its best efforts to obtain debt and/or equity financing in order to support its future operations and business strategies. There is no assurance that the Company will be successful in raising the funds necessary to meet its short-term (and long-term) working capital needs.

     The Company believes that it will need to raise substantial capital to fund its business strategy for subsequent years. At this time, it is unable to estimate the amount of additional capital that will be required to fund its business strategy. This money will be used to acquire oil and gas producing properties, oil and gas leases and to fund the costs of drilling wells on the acquired properties. Failure to obtain such funding could adversely affect the business strategy of the Company.

THE  COMPANY'S  MANAGEMENT  IS  CURRENTLY  UNPROVEN.

     The Company has a limited history of operations under the management and control of the new officers and directors of the Company. The Company believes that the combined skill, education and experience of the new management team will be successful in is endeavors, however, there is no guarantee that the new management team will be successful.

THE COMPANY BELIEVES ITS COMPETITION INCLUDES FULLY INTEGRATED OIL AND GAS COMPANIES THAT HAVE SIGNIFICANT ADVANTAGES OVER IT.

     The market for oil and gas development properties is very competitive. The Company expects that its most significant competitors are fully integrated oil and gas companies and more established oil and gas companies. These companies have significant oil and gas reserves and have access to capital markets not available to the Company.

THE COMPANY'S STOCK PRICE IS HIGHLY VOLATILE.

     The market price of the Company's common stock has fluctuated and may continue to fluctuate. These fluctuations may be exaggerated since the trading volume of its common stock is volatile. These fluctuations may or may not be based upon any business or operating results. Its common stock may experience similar or even more dramatic price and volume fluctuations in the future.

THE COMPANY'S "BLANK CHECK" PREFERRED STOCK COULD BE ISSUED TO PREVENT A BUSINESS COMBINATION NOT DESIRED BY MANAGEMENT OR ITS CURRENT MAJORITY SHAREHOLDERS.

     The Company's articles of incorporation authorize the issuance of "blank check" preferred stock with designations, rights and preferences as may be determined by its board of directors without shareholder approval. Its preferred stock could be utilized as a method of discouraging, delaying, or preventing a change in its control and as a method of preventing shareholders from receiving a premium for their shares in connection with a change of control.

THE COMPANY IS UNLIKELY TO PAY DIVIDENDS ON ITS COMMON STOCK.

     The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. While its dividend policy will be based on its operating results and capital needs, the Company anticipates that all earnings, if any, will be retained to finance its future operations.

                  MARKET PRICE INFORMATION AND DIVIDEND POLICY

     The Company's common stock trades on the Pink Sheets under the symbol "UNIC". The market for its common stock is limited, sporadic, and highly volatile. The following table sets forth the approximate high and low closing sales prices for its common stock for the last two fiscal years and two most recently completed quarters. The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions.

                                                 High             Low
                                            -------------------------------
          Quarter ended June 30, 2004            $0.75           $0.28
          Quarter ended March 31, 2004           $0.20           $0.10


                   Year 2003
                   ---------
          Quarter ended December 31              $0.01           $0.01
          Quarter ended September 30             $0.01           $0.01
          Quarter ended June 30                  $0.01           $0.01
          Quarter ended March 31                 $0.01           $0.01
                   Year 2002
                   ---------
          Quarter ended December 31              $0.05           $0.01
          Quarter ended September 30             $0.01           $0.01
          Quarter ended June 30                  $0.01           $0.01
          Quarter ended March 31                 $0.03           $0.01

     As of August 4, 2004, the Company had 990 stockholders of record. To date, the Company has never declared or paid any cash dividends nor does it expect to pay any dividends in the near future. Its current policy is to retain earnings, if any, to provide funds for operating and expansion of its business. This policy will be reviewed by its board of directors from time to time in light of its earnings and financial position.

                              FINANCIAL STATEMENTS
                            AFFILIATED HOLDINGS, INC.


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Affiliated Holdings, Inc. (a Development Stage Company)
Houston, Texas

We have audited the accompanying balance sheet of Affiliated Holdings, Inc. (a Development Stage Company) as of July 29, 2004, and the related statements of operations, stockholders' equity and cash flows for the period from inception, July 12, 2004 through July 29, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affiliated Holdings, Inc. as of July 29, 2004, and the results of its operations and its cash flows for the period from inception, July 12, 2004 through July 29, 2004, in conformity with accounting principles generally accepted in the United States of America.



Malone & Bailey, PLLC
Houston, Texas

August 3, 2004

                            AFFILIATED HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  July 29, 2004

                      ASSETS
Cash                                                 $1,000
                                                     ======



       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:                                 $    -
                                                     ======

STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value, 100,000 shares
    authorized, 1,000 shares issued and outstanding   1,000
  Deficit accumulated during the development stage        -
                                                     ------
    Total Stockholders' Equity                        1,000
                                                     ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,000
                                                     ======

See accompanying summary of accounting policies and notes to financial statements.

                            AFFILIATED HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
           Period from July 12, 2004 (Inception) Through July 29, 2004



General and administrative             $    -


Net income/(loss)                      $    -
                                       ======

Net earnings/(loss) per share:
  Basic and diluted                    $    -
                                       ======

Weighted average shares outstanding:
  Basic and diluted                     1,000
                                       ======

See accompanying summary of accounting policies and notes to financial statements.

                            AFFILIATED HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           Period from July 12, 2004 (Inception) through July 29, 2004


                                         Deficit
                                       accumulated
                       Common stock     during the
                      ---------------  development   Total
                      Shares  Amount      stage
                      ------  -------  ------------  ------
Issuance of common
  stock to founders    1,000  $ 1,000  $          -  $1,000
                      ------  -------  ------------  ------

Net income/(loss)          -        -             -       -
                      ------  -------  ------------  ------

Balance,
  July 29, 2004        1,000  $ 1,000  $          -  $1,000
                      ======  =======  ============  ======

See accompanying summary of accounting policies and notes to financial statements.

                            AFFILIATED HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
           Period from July 12, 2004 (Inception) Through July 29, 2004


                                               Inception through
                                                    July 29,
                                                      2004
                                               ------------------
Cash Flows From Financing Activities
  Proceeds from sale of common stock           $            1,000
                                               ------------------
    Net cash provided by financing activities               1,000
                                               ------------------

NET INCREASE IN CASH                                        1,000
Cash, beginning. of period                                      -
                                               ------------------
Cash, end of period                            $            1,000
                                               ==================

Supplemental information:
  Income taxes paid                            $                -
                                               ==================
  Interest paid                                $                -
                                               ==================

See accompanying summary of accounting policies and notes to financial statements.

                            AFFILIATED HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature  of  business

On July 12, 2004 Affiliated Holdings, Inc. ("Affiliated Holdings") was incorporated in the State of Texas. Affiliated Holdings is a development-stage company that was created for the purposes of raising capital to be used for projects within the oil and gas industry.

On July 29, 2004, Affiliated Holdings exchanged 100% of its outstanding common stock for approximately 99% of the common stock of Unicorp, Inc. ("Unicorp"), a U.S. public company. For accounting purposes, the merger will be treated as an acquisition of Unicorp and a recapitalization of Affiliated Holdings.

Affiliated Holdings' year end will be December 31.

Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash  and  Cash  Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Income  Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Earnings/(Loss) Per Share

Basic earnings/(loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent  Accounting  Pronouncements

Affiliated Holdings does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Affiliated Holdings' results of operations, financial position or cash flow.

NOTE  2  -  INCOME  TAXES

Affiliated Holdings has not yet realized income as of the date of this report, and no provision for income taxes has been made. At July 29, 2004, there were no deferred tax assets or liabilities.

NOTE  3  -  COMMON  STOCK

Affiliated Holdings issued 1,000 shares of common stock to its founding stockholders in exchange for $1,000 in cash. On July 29, 2004, the founding stockholders exchanged 100% of their common stock for approximately 99% of Unicorp as discussed in Note 1.

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                  UNICORP, INC.
                                       AND
                            AFFILIATED HOLDINGS, INC.


     The following unaudited pro forma balance sheet has been derived from the balance sheet of Unicorp, Inc. ("Unicorp") at June 30, 2004 and adjusts such information to give effect to the acquisition of Affiliated Holdings, Inc. ("Affiliated Holdings"), as if the acquisition had occurred at June 30, 2004. The unaudited pro forma balance sheet is presented for informational purposes only and does not purport to be indicative of the financial condition that would have resulted if the acquisition had been consummated at June 30, 2004. The pro forma balance sheet should be read in conjunction with the notes thereto and Affiliated Holdings' financial statements and related notes thereto contained elsewhere in this filing. The unaudited pro forma consolidated statement of operations for the period ended June 30, 2004, prepared assuming that the transaction described above was consummated as of the beginning of the period presented giving effect to the acquisition, will effectively be that of Unicorp; therefore, an unaudited pro forma consolidated statement of operations is not included herein.

An unaudited pro-forma consolidated balance sheet is presented below.

                                 Unicorp     Affiliated                  Unaudited
                                 6/30/04      Holdings    Adjustments    Pro Forma
                               (unaudited)     7/29/04
                               ------------  -----------  ------------  -----------
Cash                           $         -   $     1,000            -   $    1,000
                               ------------  -----------                -----------
    Total assets                         -         1,000            -        1,000
                               ============  ===========                ===========

Accounts payable                         -             -            -            -
                               ------------  -----------                -----------
    Total current liabilities            -             -            -            -
                               ------------  -----------                -----------


Stockholders' Equity:
  Common stock                         596         1,000       74,000       75,596
  Additional paid-in capital     3,995,871             -   (3,995,871)           -
  Accumulated deficit           (3,996,467)            -    3,921,871      (74,596)
                               ------------  -----------                -----------
    Total Stockholders'
      Equity                             -         1,000            -        1,000
                               ------------  -----------                -----------

                               $         -   $     1,000            -   $    1,000
                               ============  ===========                ===========

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

On July 29, 2004, the Registrant acquired 100% of the issued and outstanding shares of Affiliated Holdings in exchange for 75,000,000 shares of the Registrant's common stock.

After the reorganization and stock purchase there will be 75,596,469 shares of common stock outstanding of the combined entity.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.  The  following exhibits of the Company are included herein.

Exhibit  No.          Description
------------          -----------


3.1 Articles of Incorporation of Texoil, Inc. filed on May 8, 1981with the Secretary of State of Nevada, described in the Registration Statement on Form S-2 of the Registrant effective October 13, 1981, Commission File No. 2-73389.
3.2 Certificate of Amendment to Articles of Incorporation of Texoil, Inc. filed on October 10, 1989 with the Secretary of State of Nevada, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998, Commission File No. 2- 73389.
3.3 Bylaws, as Amended January 20, 1998, described in Form 10-KSB for the year ended December 31, 1997, filed March 6, 1998, Commission File No. 2-73389.
10.1 Agreement and Plan of Reorganization dated December 15, 1997 by and between UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock, described in Exhibit "1" to Form 8-K for the Registrant dated February 13, 1998 and filed
          February  18,  1998.
10.2 Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between UNICORP, Inc. and Equitable Assets Incorporated with respect to purchase of 58,285.71 tons of Zeolite, described in Exhibit "1" to Form 8-K for the Registrant dated March 1, 1998 and filed April 9, 1998. 10.3 Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of January 1, 1998 by and between UNICORP, Inc. and AZ Capital, Inc., described in Exhibit "2" to Form 8-K for the Registrant dated March 1, 1998 and filed April 9, 1998.
10.4 Agreement and Plan of Reorganization dated March 1, 1999 by and between UNICORP, Inc., The Auto Axzpt.com Group, Inc. , and R. Noel Rodriguez with respect to the exchange of all of `the shares owned by the shareholders in The Auto Axzpt.com, Inc. for shares of UNICORP, Inc., described in Exhibit 2 to Form 8-K for the Registrant dated
          March  1,  1999  and  filed  April  7,  1999.
10.5 Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company described in Exhibit 10.6 to Registrant's Form 10-QSB for the period ending March 31, 2001and filed April 16, 2002.
10.6 July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp. described in Exhibit
          10.7 to Registrant's Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002.
10.7 Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc.
16.1 Letter from Alvin L. Dahl & Associates, P.C., former accountants, on change in certifying accountant described in Exhibit 16.1 to Registrant's Amended Form 8-K /A filed April 24, 2001.
16.2 Letter from Ham, Langston & Brezina, L.L.P., new accountants, on change in certifying accountant described in Exhibit 16.2 to Registrant's Form 8-K dated April 6, 2001 and filed April 10, 2001.
21.1      Subsidiaries  of  the  Registrant. Incorporated by reference.
31.1      Certification  of  Kevan  M.  Casey
31.2      Certification  for  Sarbanes-Oxley  Act  of  Kevan  M.  Casey

          (b)  Reports on Form 8-K.

                  None

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     Signature                    Title                      Date
     ---------                    -----                      ----


/s/ Kevan M. Casey        Chief Executive Officer,           August 5, 2004
-----------------------     Principal Accounting Officer
Kevan M. Casey              and Director