Form 10KSB/A
period 2003-12-31
UNICORP INC /NEW
filed 2004-10-01
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                         FORM 10-KSB/A (FIRST AMENDMENT)


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2003

                         Commission File Number: 2-73389

                                  UNICORP, INC.
                                  -------------

               NEVADA                                 75-1764386
               ------                                 ----------
  (State  or  other  jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation  or  organization)

                                   Kevan Casey
                              3122 White Oak Drive
                              Houston, Texas 77007
                           Telephone:  (713) 869-6286

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

                    COMMON STOCK
                      BID PRICE
                               LOW              HIGH
CALENDAR YEAR 2002            -----            -----
First Quarter                 $0.01            $0.05
Second Quarter                $0.01            $0.01
Third Quarter                 $0.01            $0.01
Fourth Quarter                $0.01            $0.03
CALENDAR YEAR 2003
First Quarter                 $0.01            $0.01
Second Quarter                $0.01            $0.01
Third Quarter                 $0.01            $0.01
Fourth Quarter                $0.01            $0.01

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

ITEM  7.  FINANCIAL  STATEMENTS.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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




Thomas Leger & Co. L.L.P.


April 30, 2004
Houston, Texas

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Unicorp, Inc.
  Katy, Texas

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of Unicorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Unicorp, Inc. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

                                 August 4, 2003

                                TABLE OF CONTENTS

                                                                            PAGE

     Independent  Auditor's  Report                                          13

     Consolidated Balance Sheets as of December 31, 2003 and 2002            16

     Consolidated Statements of Operations for the years Ended
     December 31, 2003 and 2002                                              17

     Consolidated Statements of Stockholders' Deficit for the
     years Ended December 31, 2003 and 2002                                  18

     Consolidated Statements of Cash Flows for the years Ended
     December 31, 2003 and 2002                                              19

     Notes to the Consolidated Financial Statements                          20

                                  UNICORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


ASSETS
------
                                                        AS OF DECEMBER 31,
                                                   --------------------------
                                                       2003          2002
                                                   ------------  ------------

  TOTAL ASSETS                                     $         -   $         -
                                                   ============  ============


LIABILITIES & STOCKHOLDERS' DEFICIT
-----------------------------------

  Current liabilities                              $     4,683   $    42,509
                                                   ------------  ------------

  TOTAL LIABILITIES                                      4,683        42,509
                                                   ------------  ------------

  STOCKHOLDERS' DEFICIT

    Preferred stock, $0.001 par value, 25,000,000
      shares authorized, none outstanding                    -             -
    Common stock, $0.001 par value, 1,500,000,000
      shares authorized, 596,469 shares
      issued and outstanding                               596           596
    Additional paid-in capital                       3,990,662     3,970,029
    Accumulated deficit                             (3,995,941)   (4,013,134)
                                                   ------------  ------------

  TOTAL STOCKHOLDERS' DEFICIT                           (4,683)      (42,509)
                                                   ------------  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $         -   $         -
                                                   ============  ============

                                  UNICORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                              FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                                   2003               2002
                                            ------------------  ----------------

REVENUES                                    $                -  $              -
                                            ------------------  ----------------

EXPENSES
  General and administrative                             8,467                 -
                                            ------------------  ----------------

  TOTAL EXPENSES                                         8,467                 -
                                            ------------------  ----------------

OTHER INCOME
  Income from forgiveness of liability                  25,660                 -
                                            ------------------  ----------------

NET INCOME (LOSS)                                       17,193                 -
                                            ==================  ================

BASIC AND DILUTED INCOME (LOSS) PER SHARE   $             0.03  $              -
                                            ==================  ================

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING                                     596,469           596,469
                                            ==================  ================

                                  UNICORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                     --------------------------------------

                     COMMONSTOCK
                   ----------------
                                      ADDITIONAL
                                       PAID-IN     ACCUMULATED
                   SHARES   AMOUNT     CAPITAL       DEFICIT       TOTAL
                   -------  -------  -----------  -------------  ---------
Balance, December
31, 2001           596,469  $   596  $ 3,970,029  $ (4,013,134)  $(42,509)


Net loss                 -        -            -             -          -
                   -------  -------  -----------  -------------  ---------


Balance, December
31, 2002           596,469      596    3,970,029    (4,013,134)   (42,509)
                                                                        -
Payables and
expenses paid by
principal
shareholder              -        -       20,633             -     20,633

Net Income               -        -            -        17,193     17,193
                   -------  -------  -----------  -------------  ---------


Balance, December
31, 2003           596,469  $   596  $ 3,990,662  $ (3,995,941)  $ (4,683)
                   =======  =======  ===========  =============  =========

                                        UNICORP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                       -------------------------------------
                                                              2003               2002
                                                       ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $          17,193   $               -

  Adjustments to reconcile net income (loss) to cash
    used in operating activities
    Expenses paid by shareholder                                   8,467                   -
                                                       ------------------  -----------------

    Net changes in:
    Accounts payable                                             (25,660)                  -
                                                       ------------------  -----------------

    Net cash used by operating activities                              -                   -
                                                       ------------------  -----------------

    Net increase (decrease) in cash                                    -                   -

    Cash at beginning of year                                          -                   -
                                                       ------------------  -----------------

    Cash at end of year                                $               -   $               -
                                                       ==================  =================

SUPPLEMENTAL CASH FLOW INFORMATION
    Accounts payable paid by shareholder               $           2,166   $               -

NOTE  1.  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Unicorp, Inc. ("Unicorp") was originally incorporated on May 8, 1981 in the state of Nevada under the name of Texoil, Inc., to engage in minerals exploration, production, refining and transportation. Unicorp is approximately 79.6% owned by Equitable Assets Incorporated (the "Parent" or "Equitable"), a Belize corporation. With the exception of a transaction involving the Parent, Unicorp has not been engaged in any significant activities since 1992 when both Unicorp and its subsidiaries ceased active operations and liquidated their operating assets. Unicorp is looking for merger or acquisition candidates. Unicorp has three wholly-owned subsidiaries as follows:

          - Marcap International, Inc. ("Marcap") - This subsidiary was incorporated in Texas on August 23, 1984, as Whitsitt Oil Company to engage in oil & gas exploration and production activities in Ohio and Texas. Marcap was acquired by the Company in 1988 and the name, Whitsitt Oil Company, was changed to Martex Trading Co., Inc. and subsequently to Marcap.

          - Laissez-Faire Group, Inc. ("LFGI") - This subsidiary was incorporated in Texas on August 16, 1996 and acquired by the Company on December 31, 1997. LFGI has not yet engaged in any significant business activities.

          - Med-X Systems, Inc. ("Med-X") - This subsidiary was incorporated in Texas on December 21, 1987 to engage in the business of management and processing of medical claims for the medical profession. Med-X was acquired by the Company in 1988; however, the Company liquidated Med-X's assets and exited the medical claims business in 1989.

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

Deferred income taxes consist of the following at December 31:

                                              2003        2002
                                           ----------  ----------

Long -term
  Deferred tax assets                      $ 333,000   $ 339,000
  Valuation allowance                       (333,000)   (339,000)
                                           ----------  ----------
                                           $       -   $       -
                                           ==========  ==========


NOTE  4  -  STOCKHOLDERS'  EQUITY

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

     On April 23, 2004 we engaged the accounting firm of Thomas Leger & Co. LLP, Houston, Texas as independent accountants for our fiscal year ended December 31, 2003. There were no disagreements with our prior accountants Malone & Bailey, PLLC.

Item  8A.  Control  and  Procedures

Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, the Company=s Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure and procedures (1) were adequate and effective to ensure that material information relating to the Company, including its consolidating subsidiaries, was made known to them by others within those entities, particularly during the period in which this annual report was being prepared and (2) provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including information regarding its consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes  in  Internal  Controls

     There were no significant changes in the Company's internal controls that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the company's internal controls.

Limitations on the Effectiveness of Controls

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedure or the Company's internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgement in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:


Name             Age   Position                             Position Held Since
----             ---   --------                             -------------------
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

                             SHARES BENEFICIALLY OWNED
Beneficial Owner                      Number               Percent
Equitable Assets Incorporated
35 Barracks Road
3rd Floor
Belize City, Belize C.A.              474,589 (1)          79.6%
Hank Vanderkam
1301 Travis, #1200
Houston, TX 77002                     0                    0%
                                      -                    --
All officers and directors as a
group (1 person)                      0                    0%

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Indemnification of Officers and Directors Our Articles of Incorporation and Bylaws do not provide for indemnification of officers, directors or controlling persons. The General Corporation Law of the State of Nevada (NRS 78.7502) provides that, "to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorney's fees, actually and reasonably incurred by him in connection with the defense."

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

21 Subsidiaries of the Registrant.

[_]  incorporated by reference.

(1) Reports on Form 8-K filed by the Company during the last quarter of its fiscal year ending December 31, 2002:
     (1)  No reports on Form 8-K were filed for the period.

Item  14.     Principal  Accountant  Fees  &  Services

                                2002       2003
                                -------    ------
A. Audit Fees
Malone & Bailey PLLC            $3,000
Thomas Leger & Co. LLP                     $3,500
B.  Audit Related Fees          None       None
C. Tax Fees                     None       None
D. All Other Fees               None       None

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICORP,  INC.


By:  Kevan Casey
     -----------------------
     Chief Executive Officer

Date:  October 1, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Kevan Casey     Chief Executive Officer and Director        October 1, 2004
================================================================================


/s/  Carl A. Chase   Principal Accounting Officer and Director   October 1, 2004
================================================================================