Form 10QSB
period 2004-09-30
UNICORP INC /NEW
filed 2004-11-22
CIK 354507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  September  30,  2004

[_]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 2-73389

                                  UNICORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                            75-1764386
------------------------------------                ----------------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)


              1117 Herkimer Street, Suite 110, Houston, Texas 77008
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 802-2944
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


     Check  whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

     As of November 22, 2004, there were outstanding 81,516,469 shares of common stock, $.001 par value per share.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                            UNICORP,  INC.
                                      INDEX  TO  FORM  10-QSB/A
                                         SEPTEMBER  30,  2004


                                                                                               Page No.
                                                                                               --------
PART I    FINANCIAL INFORMATION

          Item 1.                Financial Statements

                                 Consolidated Balance Sheet September 30, 2004 (unaudited)      3

                                 Consolidated Statement of Operations (unaudited)               4
                                   Inception (July 12, 2004) through September 30, 2004

                                 Consolidate Statement of Shareholders' Equity (unaudited)
                                   September 30, 2004                                           5

                                 Consolidated Statement of Cash Flow (unaudited)                6
                                   Inception (July 12, 2004) through September 30, 2004

                                 Notes to Unaudited Consolidated Financial Statements           7

          Item 2.                Management's Discussion and Analysis of Results of            10
                                   Operations and Financial Condition

          Item 3.                Controls and Procedures                                       12

PART II   OTHER INFORMATION

          Item 1.                Legal Proceedings                                             12

          Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds   12

          Item 3.                Defaults Upon Senior Securities                               12

          Item 4.                Submission of Matters to a Vote of Security Holders           12

          Item 5.                Other Information                                             12

          Item 6.                Exhibits and Reports on Form 8-K                              13

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   UNICORP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                       (A COMPANY IN THE DEVELOPMENTAL STAGE)


                                                                     September 30,
                                                                         2004
                                                                     (Unaudited)
                                                                    ---------------
                                      ASSETS

Current assets:
  Cash                                                              $       67,374
                                                                    ---------------
Total assets                                                        $       67,374
                                                                    ===============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $       14,680
Shareholders' equity:
  Preferred stock, $.001 par value, 25,000,000 shares authorized,
    none issued                                                                 --
  Common stock, $.001 par value, 1,500,000,000 shares authorized,
    81,496,469 issued and outstanding at September 30, 2004                 81,496
  Additional paid-in capital                                             6,054,050
  Accumulated deficit                                                   (6,082,852)
                                                                    ---------------
      Total shareholders' equity                                            52,694
                                                                    ---------------
Total liabilities and shareholders' equity                          $       67,374
                                                                    ===============

See accompanying notes to unaudited consolidated financial statements.

                             UNICORP, INC.
                           AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS
           INCEPTION (JULY 12, 2004) TO SEPTEMBER 30, 2004
                (A COMPANY IN THE DEVELOPMENTAL STAGE)
                             (UNAUDITED)


Revenue                                                $        --

Operating expenses:
  Office administration                                        205
  Merger expenses                                          167,082
  Investor relations                                         4,507
  Professional services                                      8,872
  Stock issuances below market value                     5,824,950
  Other                                                      2,640
                                                       ------------
    Total operating expenses                             6,008,256
                                                       ------------

Net loss                                               $(6,008,256)
                                                       ============

Net loss per share:
    Basic and diluted                                  $     (0.08)
                                                       ============

Weighted average number of common shares outstanding:
    Basic and diluted                                   75,899,033
                                                       ============

See accompanying notes to unaudited consolidated financial statements.

                                                  UNICORP, INC.
                                                AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              FROM INCEPTION (JULY 12, 2004) TO SEPTEMBER 30, 2004
                                     (A COMPANY IN THE DEVELOPMENTAL STAGE)



                                                  Common Stock        Additional                        Total
                                            ----------------------     Paid-in       Accumulated   Shareholders'
                                               Shares      Amount      Capital         Deficit         Equity
                                            --------------------------------------------------------------------

Balances, July 12, 2004 (unaudited)              596,469  $    596  $  3,995,871   $   (3,996,467)  $        --
Stock issued in reverse merger (unaudited)    75,000,000    75,000    (3,995,871)       3,921,871         1,000
Non-cash merger expenses (unaudited)                  --        --       160,000               --       160,000
Stock issued for cash and non-cash             5,900,000     5,900     5,894,050               --     5,899,950
  issuances below market value(unaudited)
Net loss (unaudited)                                  --        --            --       (6,008,256)   (6,008,256)
                                            --------------------------------------------------------------------
Balances, September 30, 2004 (unaudited)      81,496,469  $ 81,496  $  6,054,050   $   (6,082,852)  $    52,694
                                            ====================================================================

See accompanying notes to unaudited consolidated financial statements.

                          UNICORP, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      INCEPTION (JULY 12, 2004) THROUGH SEPTEMBER 30, 2004
             (A COMPANY IN THE DEVELOPMENTAL STAGE)
                          (UNAUDITED)

                                                         2004
                                                     ------------
Cash flows from operating activities:
  Net loss                                           $(6,008,256)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Stock issuances below market value               5,824,950
      Non-cash merger expenses                           160,000
      Changes in assets and liabilities:
        Accounts payable                                  14,680
                                                     ------------
Net cash used in operating activities                     (8,626)
                                                     ------------

Cash flows from financing activities:
  Proceeds from sale of common stock, net                 75,000
                                                     ------------
Net cash provided by financing activities                 75,000
                                                     ------------

Net decrease in cash                                      66,374
Cash and cash equivalents, beginning of period             1,000
                                                     ------------
Cash and cash equivalents, end of period             $    67,374
                                                     ============

See accompanying notes to unaudited consolidated financial statements.

                                  UNICORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Note 1.  Organization  and  Nature  of  Business

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of Unicorp, Inc. and Subsidiaries (the "Company" or "Unicorp") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows from inception (July 12, 2004) through September 30, 2004.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

As of September 30, 2004, Unicorp had three wholly-owned subsidiaries as follows:

          - Affiliated Holdings, Inc. ("Affiliated") - This subsidiary was incorporated in the State of Texas on July 12, 2004, for the purposes of raising capital to be used for projects in the oil and gas industry. On July 29, 2004, Affiliated exchanged 100% of its common stock for approximately 99% of the common stock of Unicorp. Affiliated will be the subsidiary from which the Company will conduct its oil and gas operations.

          - Marcap International, Inc. ("Marcap") - This subsidiary was incorporated in Texas on August 23, 1984, as Whitsitt Oil Company to engage in oil & gas exploration and production activities in Ohio and Texas. Marcap was acquired by the Company in 1988 and the name, Whitsitt Oil Company, was changed to Martex Trading Co., Inc. and subsequently to Marcap. This subsidiary is a dormant subsidiary with no operations, no assets and no liabilities. The Company intends to dissolve Marcap during the fourth fiscal quarter.

          - Laissez-Faire Group, Inc. ("LFGI") - This subsidiary was incorporated in Texas on August 16, 1996 and acquired by the Company on December 31, 1997. LFGI has not yet engaged in any significant business activities. This subsidiary is a dormant subsidiary with no operations, no assets and no liabilities. The Company intends to dissolve LFGI during the fourth fiscal quarter.

     The consolidated financial statements include the accounts of Unicorp, Inc., and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     On September 30, 2004, the Company entered into an assumption agreement with Equitable Assets, Inc. ("Equitable"), whereby Equitable acquired all of the capital stock of Med-X Systems, Inc. ("Med-X"). Equitable agreed to assume any and all liabilities, responsibilities, costs, expenses and other obligations that Med-X or Unicorp may have.

Stock  Options

     On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the "2004 Plan"), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company's success. As of September 30, 2004, there were no options issued pursuant to the 2004 Plan. The 2004 Plan was approved by the shareholders on September 20, 2004.

     The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans.

Note 2.  Reverse  Merger

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

     As a result of the closing of the Transaction, the Company issued an aggregate of 75,000,000 shares of its common stock to the former shareholders of Affiliated Holdings (in exchange for all the outstanding capital stock of Affiliated Holdings), resulting in the former shareholders of Affiliated Holdings owning approximately 99.2% of the issued and outstanding Company common stock. Affiliated Holdings paid $160,000 for the purchase of Unicorp and incurred $7,082 in legal fees to close the transaction.

Note 3.  Common  Stock

     During the three months ended September 30, 2004, the Company issued 5,900,000 shares of its common stock to five individuals, each of which was a sophisticated investor, for cash proceeds of $75,000. The Company recorded non-cash stock issuance expense of $5,824,950 resulting from the below market issuance os shares.

Note 4.  Subsequent  Events

Funding

          During November 2004, the Company issued $580,000 principal amount in the form of one year, 10% convertible secured notes to five investors. The notes are due in November 2005 and the funds are to be used to pay for lease bonus costs, drilling and completion costs and field facility costs on the Company's Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holder, the notes are convertible into common stock of the Company at a conversion price of $0.80 per share anytime prior to November 30, 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company's Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding.

Lease  Agreement

     Effective November 1, 2004, the Company signed a six-month lease for office space at a cost of $200 per month. The lease expires on April 30, 2005. The Company leases office space from Herkimer Properties, LLC, of which Carl A. Chase, the Company's CFO and a director, owns 50% of Herkimer Properties, LLC.

Consulting  Agreement

     On October 31, 2004, the Company entered into a consulting agreement with a consulting reservoir engineer, whereby he earns $10,000 per month to be paid in restricted common stock of the Company, and based upon projects which are successfully closed during the quarter, can earn an additional $10,000 to be paid in free trading stock from the Company's 2004 Stock Option Plan. The agreement may be cancelled by either party with thirty (30) days written notice.

Other

     See "Recent Developments" within Item 2 "MD&A" for a decription of additional recent developments of Unicorp.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of September 30, 2004, and its results of operations for the period ended September 30, 2004, should be read in conjunction with the audited consolidated financial statements and notes included in Unicorp's Form 10-KSB/A filed with the Securities and Exchange Commission.

OVERVIEW

     Unicorp, Inc. (the "Company" or "Unicorp") is primarily engaged in the acquisition, development, exploration and production of crude oil and natural gas. Its focus is on aggressively acquiring working interests in crude oil and natural gas properties with the intent of exploration and development or by enhancing production through the use of modern development techniques such as horizontal drilling and 3-D seismic. The Company's goal is to achieve a high return on its investment by limiting its up-front acquisition costs, by quickly developing its acquisitions and by practicing a sound and smart approach to oil and gas exploration and development.

     The  Company's  stock  trades  in  the Pink Sheets under the symbol "UCPI".

RECENT  DEVELOPMENTS

SECURES  $580,000  FUNDING  COMMITMENT

During November 2004, the Company secured a $580,000 funding commitment from a group of accredited investors, which includes its CEO and CFO. The funding will be in stages as oil and gas properties begin the exploration phase. The funding will provide the initial capital required for drilling the initial wells on the Cecilia Prospect. The funding is in the form of one year, 10% convertible secured notes.

LETTER  AGREEMENT  TO  ACQUIRE  7,000  ACRE  KENTUCKY  PROSPECT

     On November 17, 2004, the Company signed a letter agreement with P5 Petroleum, Inc. to participate in a drilling program on the Cecilia Prospect. The Cecilia Prospect, located in Hardin County, Kentucky, is 7,000 acres along the New Albany Shale trend. Under the terms of the agreement with P5 Petroleum, Unicorp is initially committed to drilling a minimum of 4 wells. Subject to the success of the initial four wells, Unicorp has the option to participate in an additional 26 wells with Unicorp paying 100% of the well costs through the 30 well program. After payout of all drilling, completion, field facilities, lease bonus costs and lease operating expenses, P5 Petroleum will retain a 25% working interest and Unicorp will retain a 75% working interest in the field. Based upon 40 acre spacing, Unicorp could drill approximately 175 wells on the Cecilia Prospect. Upon the successful completion of the initial 30 well program, all subsequent operations will be owned 75% by Unicorp and 25% by P5 Petroleum. The agreement also gives Unicorp the option to participate in adjacent leases which hold an additional 16,000 acres.

     A recent study showed that 4,000 wells drilled in the New Albany Shale trend have had an 80-90% success rate per well with very attractive potential reserve numbers. Based upon typical reserve estimates from the study, this prospect represents a potential of up to 61 billion cubic feet (BCF) of natural gas.

ACQUISITION  OF  WORKING  INTEREST  IN  SOUTH  TEXAS  OIL  FIELD

     In October 2004, the Company purchased an interest in a joint venture to participate in the testing of Russian technology that, if successful, could extract additional oil reserves from currently uneconomic fields. The South Texas filed was discovered in 1955 and has produced approximately 1.8 million barrels of oil and has remaining in excess of four million barrels of "proven" reserves. This field will be a test site beginning in November 2004 that will utilize a proprietary enhanced oil recovery technology. Unicorp has received a verbal commitment to obtain the entire US license for this technology, which it will obtain if the technology is successful. Where this technology has been utilized in Indonesian oil fields, the technology has shown a significant increase in production.

LETTER  OF  INTENT  TO  ACQUIRE  A 10% WORKING INTEREST IN A 2,572 ACRE OFFSHORE
TRACT

     In October 2004, the Company signed a letter of intent to participate with a 10% percent working interest in the drilling of an offshore well with the target production to be natural gas. The offshore tract is located in the Galveston area with initial drilling to begin in the spring of 2005. Independent reserve analysis has assigned a potential reserve estimate of 7.7 BCF of natural gas. If successful on the initial test well, an additional well can be drilled on an adjacent block with estimated reserves of 9.0 BCF. RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Revenue. The Company is a developmental stage company and as such has not yet generated any revenue.

     Operating Expenses. Operating expenses for the period ended September 30, 2004, were $6,008,256. The major components of operating expenses were merger expenses of $167,082 and non-cash expenses associated with stock issuances below market value of $5,824,950. Affiliated Holdings, Inc. paid $160,000 for a majority of the outstanding shares of Unicorp in the reverse merger with the remaining expenses being legal fees associated with the merger. This was a non-cash charge of $160,000 to operating expenses. In September 2004, the Company raised $75,000 and issued 5.9 million shares of its common stock. The difference between the actual price for which the Company sold the stock and the fair market value on the date of the sale was charged to expense.

     Net Loss. The Company recorded a net loss of $6,008,256 for the period ended September 30, 2004 which was $0.08 per share, basic and diluted. The previously discussed operating expenses were the reason for the loss.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company requires additional funding to fully implement its business plan. It raised $75,000 during September 2004 through the sale of its restricted stock to certain accredited investors, including its CEO and CFO. It recently received a commitment for $580,000 through the issuance of two year 10% convertible notes, which will fund the initial four wells in its Cecilia Prospect. It will require additional funding to fully develop the Cecilia Prospect and the Galveston offshore property located in federal waters. The Company will attempt to obtain conventional reserve based bank financing for its proven reserve projects. In order to fund its exploration prospects, it will be required to seek additional sources of financing. The Company currently has no commitments for any additional funding. Should the Company be unable to obtain the funding needed to participate in the prospects it has committed to, it will not be able to participate in such prospects.

     The Company believes it will be able to obtain the funding required to cover its operating expenses for the next twelve month period through loans by its current officers and directors and certain shareholders.

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

Item 3.  Controls  and  Procedures

     In accordance with the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART II  OTHER  INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                     RECENT SALES OF UNREGISTERED SECURITIES

     All of the following transactions were completed pursuant to Section 4(2) of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

     During the three months ended September 30, 2004, the Company issued 5,900,000 shares of its common stock to five individuals, each of which was a sophisticated investor, for cash proceeds of $75,000.

     Except as otherwise noted, all sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

Item 3.  Defaults  Upon  Senior  Securities  -  None

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     On September 20, 2004, at a meeting of the majority of the shareholders of Unicorp, Inc., the following resolutions were approved:

          RESOLVED, that the Majority Shareholders hereby elect Kevan M. Casey and Carl A. Chase as directors to serve until their successors are elected, appointed and duly qualified; and that the Majority Shareholders direct the officers to implement this resolution.

          RESOLVED, that the Majority Shareholders hereby adopt the 2004 Stock Option Plan and appoint and retain Thomas Leger & Co. LLP as the Company's independent auditors for its current fiscal year; and that the Majority Shareholders direct the officers to implement this resolution.

Item 5.  Other  Information  -  None

Item 6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits.  The  following exhibits of the Company are included herein.

Exhibit No.   Description
-----------   -----------


3.1           Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form S-
              2 dated October13, 1981)
3.2           Certificate of Amendment to Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1997 dated
              March 6, 1998)
3.3           Bylaws, as amended January 20, 1998, of Registrant (incorporated by reference to
              Registrant's Form 10-KSB for the period ended December 31, 1997, dated March 6,
              1998)
4.1           Specimen of Registrant's Common Stock Certificate
10.1          Agreement and Plan of Reorganization dated December 15, 1997 by and between
              UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire
              Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock (incorporated by reference to Exhibit "1" to
              Registrant's Form 8-K dated February 13, 1998 and filed February 18, 1998)
10.2          Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between UNICORP, Inc. and Equitable Assets Incorporated with respect to purchase of
              58,285.71 tons of Zeolite incorporated by reference to Exhibit "1" to Registrant's Form 8-
              K dated March 1, 1998 and filed April 9, 1998)
10.3          Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of
              January 1, 1998 by and between UNICORP, Inc. and AZ Capital, Inc., (incorporated by reference to Exhibit "2" to Registrant's Form 8-K dated March 1, 1998 and filed April 9,
              1998)
10.4          Agreement and Plan of Reorganization dated March 1, 1999 by and between UNICORP,
              Inc., The Auto Axzpt.com Group, Inc. and R. Noel Rodriguez with respect to the exchange of all of `the shares owned by the shareholders in The Auto Axzpt.com, Inc. for shares of UNICORP, Inc. (incorporated by reference to Exhibit 2 to Registrant's Form 8-
              K dated March 1, 1999 and filed April 7, 1999)
10.5          Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets,
              Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company
              (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-QSB for the period ending March 31, 2001and filed April 16, 2002)
10.6          July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp,
              Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston
              American Energy Corp. (incorporated by reference to Exhibit 10.7 to Registrant's Form
              10-QSB for the period ending September 30, 2001and filed April 16, 2002)
10.7          Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings,
              Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-QSB for the
              period ended June 30, 2004 and filed August 5, 2004)
10.8          2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Definitive
              Information Statement filed on September 1, 2004)  *
10.9          Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum,
              Inc.
21.1          Subsidiaries of the Registrant
31.1          Certification of Kevan M. Casey
31.2          Certification of Carl A. Chase
32.1          Certification for Sarbanes-Oxley Act of Kevan M. Casey
32.2          Certification for Sarbanes-Oxley Act of Carl A. Chase

*    Indicates  management  contract  or  compensatory  plan  or  arrangement.

     (b)  Reports  on  Form  8-K.

     Registrant filed a report on Form 8-K on September 24, 2004, reporting the following event:

     On September 1, 2004, Unicorp, Inc. (the "Company") consummated the issuance of an aggregate of 5,900,000 shares of its common stock to five accredited investors disclosed below, pursuant to Section 4(2) of the Securities Act of 1933, as amended. The total consideration was $75,000 in cash. No commissions were paid in connection with these sales.

          NAME                    SHARES    CONSIDERATION
          ----                    ------    -------------


          K.M. Casey No. 1 LTD.  3,450,000  $    50,500.00

          Tommy Allen            1,250,000  $    12,500.00

          Trevor Ling              450,000  $     4,500.00

          Scott Gann               500,000  $     5,000.00

          Carl A. Chase            250,000  $     2,500.00

     Registrant filed a report on Form 8-K on October 12, 2004, reporting the following event:

     On October 12, 2004, Unicorp, Inc. (the "Company") announced that it is completing its previously announced 100-for-1 forward stock split immediately followed by a 1-for-2003 reverse stock split that was approved and effected in July 2001 for shareholders of record, but not with respect to shareholders in street name. The shareholders of record received the forward and reverse splits as of that date but the NASD was not notified to finish the split on all shares held in street name until October 2004. The net effect is a reverse split of
1-for-20 shares of Unicorp common stock held in street name. Unicorp's new symbol post-split will be UCPI and new CUSIP number is 904661 60 0. The Company issued a press release titled "Unicorp Announces the Completion of Its Previously Announced Forward and Reverse Stock Split." A copy is attached as
Exhibit  99.1

     SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


      Signature                           Title                     Date
      ---------                           -----                     ----

/s/ Kevan M. Casey            Chief Executive Officer          November 22, 2004
----------------------------
Kevan M. Casey                 and Director



/s/ Carl A. Chase             Principal Financial and          November 22, 2004
----------------------------
Carl A. Chase                 Accounting Officer and Director