Form 10KSB
period 2004-12-31
UNICORP INC /NEW
filed 2005-04-15
CIK 354507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 2-73389

UNICORP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada       75-1764386
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

1117 Herkimer Street, Suite 110, Houston, Texas   77008
(Address of principal executive offices)   (Zip Code)

Registrant’s telephone number, including area code:  (713) 802-2944

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: $.001 Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2004, were none.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 11, 2005, based upon the average bid and asked price as of such date on the Pink Sheets, was $1,159,362.

The Registrant’s common stock outstanding as of April 11, 2005, was 82,156,609 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant’s proxy or information statement for its annual meeting of shareholders, which will be filed by the Registrant on or before April 29, 2005.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

UNICORP, INC.

INDEX TO FORM 10-KSB
December 31, 2004

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions:

•	limited operating history;
•	exploratory and development drilling and production operations may not be successful;
•	accuracy of the estimates of oil and gas reserves;
•	addition and replacement of oil and gas reserves;
•	potential for drilling non-economic oil and gas properties;
•	market for oil and gas products;
•	changes in the Company's business strategies; and
•	global economic conditions.

The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Unicorp, Inc. (the “Company” or “Unicorp”), a developmental stage company, is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from unconventional reservoirs such as fractured shales, coal beds and tight sands within the United States. The Company currently has the right to earn through drilling a 75% working interest in approximately 7,000 gross acres of leases and has acquired 2,400 net acres in the New Albany Shale trend in Hardin County, Kentucky and has recently obtained a farmout agreement to potentially acquire an additional 7,600 net acres in the New Albany Shale trend in Ohio County, Kentucky. In addition, the Company has entered into a letter of intent to acquire the exclusive rights for use in the United States for a period of ten years, a vibro seismic impact technology. This technology, which has proven successful in Russia and Indonesia, allows oil producers to obtain increased oil production from oil reserves previously classified as unrecoverable. Based upon initial testing results, the Company has decided not to pursue the use of this technology at this time. The Company intends to expend its capital resources to develop its Hardin and Ohio County, Kentucky projects, seek out additional opportunities for drilling of fractured shales and acquire producing oil and gas reserves within the continental United States.

The Company’s Internet address is http://www.unicorpinc.net. Information contained on the Company’s web site is not a part of this report. The Company’s stock is traded on the Pink Sheets under the symbol “UCPI.”

Organizational History

Unicorp, Inc. was originally incorporated on May 8, 1981 in the state of Nevada under the name of Texoil, Inc., to engage in minerals exploration, production, refining and transportation. Unicorp has not been engaged in any significant activities since 1992 when both Unicorp and its subsidiaries ceased active operations and liquidated their operating assets.

On July 29, 2004, Unicorp closed on a transaction acquiring all of the common stock of Affiliated Holdings, Inc., a Texas corporation (“Holdings”), pursuant to a stock agreement by and among the Company, Holdings and the stockholders of Holdings (the “Stock Transaction”). As a result of the Stock Transaction, Holdings became a wholly-owned subsidiary of the Company, through which operations will be conducted. References herein to the Company include Holdings.

As a result of the closing of the Stock Transaction, the Company issued an aggregate of 75,000,000 shares of its common stock to the former shareholders of Holdings (in exchange for all the outstanding capital stock of Holdings), resulting in the former shareholders of Holdings owning approximately 99.2% of the issued and outstanding Company common stock..

Business Strategy

Unicorp’s business strategy is designed to achieve its principal objectives of growth in reserves, production and cash flow to increase shareholder value. Key elements of its business strategy are:

Focus on Unconventional Natural Gas Reserves.

    Unconventional reservoirs such as fractured shales, coal beds and tight sands will not produce at commercial rates until such time as the formation is successfully stimulated with fracturing. The Company currently has the rights to earn through drilling a 75% working interest in approximately 7,000 gross acres situated in Hardin County, Kentucky and in December 2004 acquired an additional 2,400 net acres on his prospect. The Company has recently drilled four wells on this acreage and has fracture stimulated the New Albany Shale formation. The Company has been notified by the operator of this project that damage to the four wells drilled occurred during the completion phase and has proposed to the Company a procedure which could possibly repair the damaged formation. The Company is currently evaluating the proposed procedure, but can make no assurances that the proposed procedure will make the wells economical. Additionally, in April 2005 the Company obtained a farmout agreement to potentially acquire an additional 7,600 net acres in the New Albany trend in Ohio County, Kentucky.

Low Cost Development of Existing Property Base.

The Company intends to utilize low cost drilling techniques to develop the acreage it owns , or will own, in Hardin and Ohio County, Kentucky. These low cost development techniques are comprised of low drilling costs due to the marginal depths the Company is required to drill to reach its objective formation, which costs are somewhat offset by the required cost of fracture stimulation to determine if the wells are commercially productive.

Pursuit of Selective Complimentary Acquisitions.

The Company intends to seek acquisitions of existing producing properties or opportunities to drill in an attempt to find additional conventional and unconventional reserves. The Company is continuing to seek additional acreage adjacent to its Hardin County, Kentucky project and has identified additional fractured shale properties in Kentucky and Texas of which it may seek to acquire. Additionally, the Company is seeking the acquisition of conventional oil and gas reserves.

Competition

Competition in the oil and gas industry is extreme. The Company competes with major oil companies and large independents for the acquisition of leases and properties. Most competitors have financial and other resources which substantially exceed those of the Company. Resources of the Company’s competitors may allow them to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the Company. The Company’s ability to replace and expand its reserves is dependent on its ability to select and acquire producing properties and prospects for future drilling.

Customers

Once production begins from the Company’s properties, typical customers will be marketers of oil and gas products and the Company seek end-users for the sale of its production.

Employees

The Company currently has two employees, Kevan Casey, Chief Executive Officer, and Carl A. Chase, Chief Financial Officer, both as needed. The Company intends to add additional employees as required to implement its business plan. Currently, the Company relies on the expertise provided by consulting reservoir engineers, geologists and geophysicists.

Risk Factors

•	Need for additional capital.

The Company will need to obtain additional capital to fund its business strategy. The Company believes it will have sufficient cash to fund current operations for the remainder of 2005, but if it intends to engage in additional activities, it will need to raise more capital.

•	No assurance of successful drilling activity and additional high risk nature of drilling.

There is a high risk of being successful in the nature of drilling operations.

•	Volatility of stock price.

There have been significant fluctuations in the market price for the Company's common stock. The Company’s market is sporadic, limited and volatile. In addition, the stock market has experienced price and volume fluctuations that have particularly affected companies in the oil and gas industry, resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company’s common stock.

•	No revenue to date, no assurance of profitable operations.

To date, the Company has not recognized any revenue and there can be no assurance that the Company will recognize revenue at all. Even if the Company recognizes revenue, there is no assurance that its operations will be profitable.

ITEM 2. DESCRIPTION OF PROPERTY

In November 2004, the Company signed a letter agreement with P5 Petroleum, Inc. (“P5”) to participate in a drilling program on the Cecilia Prospect. The Cecilia Prospect, located in Hardin County, Kentucky, is 7,000 gross acres along the New Albany Shale trend. Under the terms of the agreement with P5, the Company initially committed to drilling a minimum of 4 wells on a turnkey basis of $120,000 each and payment of $100,000 in lease bonus. Subject to the success of the initial four wells, the Company has the option to participate in an additional 26 wells with the Company paying 100% of the well costs through the 30 well program, lease bonus and installation of the field infrastructure. Should the Company elect to participate in an additional 26 wells, it would be required to pay $120,000 on a turnkey basis for each well with the total additional well cost to be $3,120,000, an additional $150,000 for lease bonus costs and $300,000 for field facilities. After payout of all drilling, completion, field facilities, lease bonus costs and lease operating expenses, P5 will retain a 25% working interest and the Company will retain a 75% working interest in the area of mutual interest (“AMI”). As of the date of this report, the Company has drilled its initial four well commitment and is evaluating a proposal from P5 for additional procedures in order to repair damage done to all four wells during the completion phase. There can be no assurances that the procedure proposed by P5 will make the wells economical. Upon the successful completion of the initial 30 well program, all subsequent operations will be owned 75% by the Company and 25% by P5. The agreement also gives the Company the option to participate in adjacent leases within the AMI which hold an additional 16,000 acres. In December 2004, the Company acquired an additional 2,400 net acres of this 16,000 acres at a cost of approximately $43,000 to the Company.

In April 2005, the Company entered into a farmout agreement with La Mesa Partners, L.C., (“La Mesa”) in which the Company has committed to drill one well on the Hartford Prospect in Ohio County, Kentucky. The Company is to drill the well to a depth of 2,700 feet or a depth sufficient to test the base of the New Albany Shale formation. If the initial test well is successful, the Company has the option to purchase from La Mesa its interest in approximately 7,600 acres at a purchase price of $20 per acre. The Company will have a 100% working interest and an 81.5% net revenue interest in the prospect. No drilling operations have occurred as of the date hereof.

Effective November 2004, the Company signed a six-month lease for office space at a cost of $200 per month. The lease expires on April 30, 2005. The Company leases office space from Herkimer Properties, LLC, of which Carl A. Chase, the Company’s CFO and a director, owns 50% of Herkimer Properties, LLC. The Company believes this rental amount is below market and the Company anticipates renewing this lease for up to an additional twelve months.

ITEM 3. LEGAL PROCEEDINGS - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the Pink Sheets under the symbol “UCPI”. The market for the Company’s common stock on the Pink Sheets is limited, sporadic and highly volatile. The following table sets forth the approximate high and low closing sales prices per share as reported on the Pink Sheets for the Company's common stock for the last two fiscal years. The closing prices have been adjusted to reflect a 1-for-20 reverse stock split which was effective on October 12, 2004. The Company previously announced a 100-for-1 forward stock split immediately followed by a 1-for-2003 reverse stock split that was approved and affected in July 2001 for shareholders of record, but not with respect to shareholders in street name. The shareholders of record received the forward and reverse splits as of that date, but the NASD was not notified to finish the split on all shares held in street name until October 2004. The net effect was a reverse split of 1-for-20 shares of the Company’s common stock held in street name. The quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

	High	Low
Year 2004
Quarter ended December 31	$9.50	$0.90
Quarter ended September 30	$9.00	$4.60
Quarter ended June 30	$12.00	$4.00
Quarter ended March 31	$4.00	$2.00
Year 2003
Quarter ended December 31	$1.00	$0.20
Quarter ended September 30	$0.20	$0.20
Quarter ended June 30	$0.20	$0.20
Quarter ended March 31	$0.60	$0.20

As of April 11, 2005, there were approximately 1,006 stockholders of record of the Company's common stock which does not include those stockholders whose common stock is held in street name. The Company has neither declared nor paid any cash dividends to date, and does not anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2004, with respect to the Company’s compensation plans under which common stock is authorized for issuance. The Company issues options to officers, directors, employees and consultants under its stockholder approved 2004 Stock Option Plan. The Company believes that the exercise price for all of the options set forth below reflects fair market value.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	217,000	$3.00	5,395,000
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	217,000	$3.00	5,395,000

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2004, that were not registered under the Securities Act of 1933 (“Securities Act”).

During October and November 2004, the Company sold 172,000 shares of its restricted common stock to nine non-accredited investors for $0.25 per share for total proceeds of $43,000 and recorded non-cash compensation expense of $223,000 as a result of the issuances below the then fair market value of the stock on the date of sale.

In December 2004 the Company issued 25,000 shares of its restricted common stock to an individual for future consulting services over a six-month period. The Company valued the services at $75,000 and recorded the issuance as a prepaid item to be utilized in fiscal 2005.

The above transactions were completed pursuant to Section 4(2) of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

All sales of the Company’s securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of December 31, 2004, and the Company’s results of operations for the year ended December 31, 2004, should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Unicorp is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from unconventional reservoirs such as fractured shales, coal beds and tight sands within the United States

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (See Note 2 in Notes to Consolidated Financial Statements).

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities, are capitalized. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.

The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers. Excluded from amounts subject to depletion are costs associated with unevaluated properties. Natural gas and crude oil are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil.

Net capitalized costs are limited to the lower of unamortized cost net of deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions and financial derivatives that hedge the Company’s oil and gas reserves; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost center being amortized; (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.

Revenue Recognition

Revenue will be recognized when title to the products transfer to the purchaser. The Company will follow the “sales method” of accounting for its natural gas and crude oil revenue, so that the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123.” This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company accounts for non-employee stock option expense in accordance with SFAS 123 and EITF 96-18. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position.

Results of Operations and Financial Condition

Revenue

    The Company is a company in the developmental stage and as such has not yet generated any revenue.

Operating Expenses

Operating expenses for the period ended December 31, 2004, were $6,571,635. The major components of operating expenses were merger expenses of $167,082 and non-cash expenses associated with stock issuances below market value of $6,047,950. Holdings. paid $160,000 for a majority of the outstanding shares of Unicorp in the reverse merger with the remaining expenses being legal fees associated with the merger. This was a non-cash charge of $160,000 to operating expenses. In September 2004, the Company raised $75,000 and issued 5.9 million shares of its common stock. The difference between the actual price for which the Company sold the stock and the fair market value on the date of the sale was charged to expense for a total charge of $5,824,950. During October and November 2004, the Company sold 132,000 shares of its common stock to nine non-accredited investors for $0.25 per share for total proceeds of $33,000 and recorded non-cash compensation expense of $223,000 as a result of the issuances below the then fair market value of the stock on the date of sale.

Interest Expense

    During the quarter ended December 31, 2004, the Company issued $580,000 principal amount of promissory notes due in one year at an annual interest rate of ten percent (10%) and convertible into Company common stock at any time prior to their maturity at a conversion price of $0.80 per share. The notes were deemed to have a beneficial conversion feature as the conversion price was less than the fair market value on the date of funding. The beneficial conversion feature was computed to be $443,626 and was charged to interest expense during the quarter ended December 31, 2004.

Net Loss

    The Company recorded a net loss of $7,019,555 for the period ended December 31, 2004 which was $0.09 per share, basic and diluted. The previously discussed operating expenses were the reason for the loss.

Liquidity and Capital Resources

    Cash and Working Capital Position

At December 31, 2004, the Company had cash balances in non-restrictive accounts of $818,324 which includes a certificate of deposit at a foreign bank in the amount of $300,307 and positive working capital of $1,310,691. Included in the working capital balance are two certificates of deposit at a foreign bank maturing in June and December 2005 of $500,651 and $500,774, respectively.

Also included in the working capital balance at December 31, 2004, is $580,000 principal amount in the form of one year, 10% convertible secured notes to five investors. The notes are due in November and December 2005 and the funds were used to pay for lease bonus costs and drilling and completion costs of four wells on the Company’s Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holder, the notes are convertible into common stock of the Company at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding.

Cash Flows

Net cash used in operating activities for the period inception (July 12, 2004) through December 31, 2004 was $236,421. The Company recorded a net loss of $7,019,555 which was partially offset by non-cash charges totaling $6,854,076. The non-cash charges were primarily composed of expenses associated with the issuance of common stock below market value, the issuance of convertible notes below market value, stock and stock options issued for services and non-cash merger expenses. The Company experienced an increase in prepaid legal fees through the issuance of common stock for legal services to be provided during 2005.

Net cash used in investing activities includes the purchase of two certificates of deposits in the amount of $1,001,425, payments of lease bonus and prepaid drilling costs of its Hardin County, Kentucky project and joint venture costs associated with its South Texas vibro seismic impact technology project.

Net cash provided by financing activities includes notes payable of $580,000, the sale of stock for cash of $118,000 and cash proceeds from the exercise of stock options of $610,250. During the quarter ended December 31, 2004, an officer and shareholder of the Company holding more than 10% of the Company’s outstanding shares, sold shares of common stock of the Company in transactions deemed to be short-swing sales. As such, the shareholder disgorged to the Company the profits realized from the stock sale in the amount of approximately $1.4 million. The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds as an increase in additional paid-in capital in its financial statements. Proceeds from this sale did not effect the Company’s consolidated statement of operations.

Liquidity

As of December 31, 2004, the Company had cash and cash equivalents in non-restrictive accounts of $818,324 and certificates of deposit with maturities greater than three months of $1,001,425. The Company will be required to raise additional funding. The Company believes it has the funding required to cover its operating expenses for the balance of 2005, however, in order to pursue its business plan, it will require additional funding. It raised $75,000 during September 2004 through the sale of its restricted stock to certain accredited investors, including its CEO and CFO. It issued promissory notes in the principal amount of $580,000 due in one year at 10% convertible into Company common stock at a conversion price of $0.80. The Company also sold 172,000 shares of its common stock and received proceeds of $43,000. It will require additional funding to fully develop its two projects located in Hardin and Ohio County, Kentucky. The Company will attempt to obtain conventional reserve based bank financing for its proven reserve projects, if proven reserves are obtained. In order to fund its exploration prospects, it will be required to seek additional sources of financing. The Company currently has no commitments for any additional funding. Should the Company be unable to obtain the funding needed to participate in the prospects it has committed to, it will not be able to participate in such prospects.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after June 15, 2005. The adoption of FASB No. 123R will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. The Company does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations and cash flows.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unicorp, Inc.

We have audited the accompanying consolidated balance sheet of Unicorp, Inc. and subsidiaries (a development stage company), as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the period from inception (July 12, 2004) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unicorp, Inc. as of December 31, 2004, and the results of its operations, and its cash flows for the period inception (July 12, 2004) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has no established source of revenue and has suffered a loss from operations that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Leger & Co. L.L.P.

April 13, 2005
Houston, Texas

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(A Company in the Developmental Stage)

December 31,
2004

ASSETS

Current assets:
Cash and cash equivalents	$818,324
Certificates of deposit	1,001,425
Prepaid expenses	111,632
Total current assets	1,931,381
Oil and gas properties, full cost method:
Costs subject to amortization	641,523
Other assets	5,000
Total assets	$2,577,904

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$32,142
Notes payable	580,000
Accrued liabilities	8,548
Total current liabilities	620,690
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 82,127,034 issued and outstanding at December 31, 2004	82,127
Additional paid-in capital	8,993,238
Stock subscription receivable	(24,000)
Deficit accumulated in the developmental stage	(7,094,151)
Total shareholders’ equity	1,957,214
Total liabilities and shareholders' equity	$2,577,904

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
INCEPTION (JULY 12, 2004) TO DECEMBER 31, 2004
(A Company in the Developmental Stage)

Revenue	$--

Operating expenses:
Office administration	7,564
Merger expenses	167,082
Investor relations	187,656
Professional services	149,144
Stock issuances below market value	6,047,950
Other	12,239
Total operating expenses	6,571,635

Other income (expense):
Interest income	1,732
Interest expense	(449,652)
Total other	(447,920)

Net loss	$(7,019,555)

Net loss per share:
Basic and diluted	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	79,310,463

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FROM INCEPTION (JULY 12, 2004) TO DECEMBER 31, 2004
(A Company in the Developmental Stage)

					Deficit
					Accumulated
			Additional	Stock	in the	Total
	Common Stock		Paid-in	Subscription	Developmental	Shareholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

Balances, July 12, 2004	596,469	$596	$3,995,871	--	$(3,996,467)	$--
Stock issued in reverse merger	75,000,000	75,000	(3,995,871)	--	3,921,871	1,000
Non-cash merger expenses	--	--	160,000	--	--	160,000
Stock issued for cash and non-cash issuances below market value at prices ranging from $0.01 to $0.25 per share	6,072,000	6,072	6,159,878	--	--	6,165,950
Exercise of stock options at prices ranging from $1.00 to $3.00 per share	388,000	388	633,862	(24,000)	--	610,250
Stock issued for services at prices ranging from $2.70 to $3.00 per share	50,000	50	142,450	--	--	142,500
Stock options issued for services	--	--	60,000	--	--	60,000
Stock issued in reverse stock split (See Note 3)	20,565	21	(21)	--	--	--
Additional capital contribution by shareholder	--	--	1,393,443	--	--	1,393,443
Beneficial conversion feature of convertible notes	--	--	443,626	--	--	443,626
Net loss	--	--	--	--	(7,019,555)	(7,019,555)
Balances, December 31, 2004	81,127,034	$82,127	$8,993,238	$(24,000)	$(7,094,151)	$1,957,214

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCEPTION (JULY 12, 2004) THROUGH DECEMBER 31, 2004
(A Company in the Developmental Stage)

Cash flows from operating activities:
Net loss	$(7,019,555)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issuances below market value	6,047,950
Issuance of convertible notes below market value	443,626
Stock issued for services	30,867
Stock options issued for services	60,000
Non-cash merger expenses	160,000
Changes in assets and liabilities:
Accounts payable	32,142
Accrued liabilities	8,549
Net cash used in operating activities	(236,421)

Cash flows from investing activities:
Purchase of certificates of deposit	(1,001,425)
Investment in oil and gas properties	(641,523)
Deposits	(5,000)
Net cash used in investing activities	(1,647,948)

Cash flows from financing activities:
Proceeds from notes payable	580,000
Stock issued for cash	118,000
Exercise of stock options	610,250
Proceeds from contribution by shareholder	1,393,443
Net cash provided by financing activities	2,701,693

Net increase in cash	817,324
Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of year	$818,324

Supplemental cash flow disclosures:
Interest paid	$--
Taxes paid	$--

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(A Company in the Developmental Stage)

Note 1. Organization and Nature of Business

Unicorp, Inc., a company in the developmental stage (the “Company” or “Unicorp”), was originally incorporated in May 1981, in the State of Nevada under the name of Texoil, Inc. The Company is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from unconventional reservoirs such as fractured shales, coal beds and tight sands within the United States and additional non-conventional techniques for extraction of oil and gas reserves. The Company currently has the right to earn through drilling a 75% working interest in approximately 7,000 gross acres of leases in the New Albany Shale trend in Hardin County, Kentucky, and in December 2004 has acquired an additional 2,400 net acres adjacent to this prospect. In addition, the Company has signed a letter of intent to acquire the exclusive rights for use in the United States for a period of ten years, a vibro seismic impact technology (“VSIT”). This VSIT technology, which has proven successful in Russia and Indonesia, allows oil producers to obtain increased oil production from oil reserves previously classified as unrecoverable. Based upon initial testing results, the Company has decided not to pursue the use of this technology at this time. The Company intends to expend its capital resources to develop its Hardin and Ohio County, Kentucky projects, seek out additional opportunities for drilling of fractured shales. and acquire conventional and unconventional oil and gas reserves.

On July 29, 2004, Unicorp closed on a transaction acquiring all of the common stock of Affiliated Holdings, Inc., a Texas corporation (“AHI”), pursuant to a stock agreement by and among the Company, AHI and the stockholders of AHI (the “Stock Transaction”). As a result of the Stock Transaction, AHI became a wholly-owned subsidiary of the Company, through which operations will be conducted. References herein to the Company include AHI.

As a result of the closing of the Transaction, the Company issued an aggregate of 75,000,000 shares of its common stock to the former shareholders of AHI (in exchange for all the outstanding capital stock of AHI), resulting in the former shareholders of AHI owning approximately 99.2% of the issued and outstanding Company common stock. AHI paid $160,000 for the purchase of Unicorp and incurred $7,082 in legal fees to close the transaction. The pro forma affects are not material to the financial statements.

    As of December 31, 2004, Unicorp had three wholly-owned subsidiaries as follows:

•
Affiliated Holdings, Inc. (“AHI”) - This subsidiary was incorporated in the State of Texas on July 12, 2004, for the purpose of the acquisition and development of oil and natural gas properties. On July 29, 2004, Affiliated exchanged 100% of its common stock for approximately 99% of the common stock of Unicorp. Affiliated will be the subsidiary from which the Company will conduct its oil and gas operations.

•
Marcap International, Inc. (“Marcap”) - This subsidiary was incorporated in Texas on August 23, 1984, as Whitsitt Oil Company to engage in oil & gas exploration and production activities in Ohio and Texas. Marcap was acquired by the Company in 1988 and the name, Whitsitt Oil Company, was changed to Martex Trading Co., Inc. and subsequently to Marcap. This subsidiary is a dormant subsidiary with no operations, no assets and no liabilities.

•
Laissez-Faire Group, Inc. (“LFGI”) - This subsidiary was incorporated in Texas on August 16, 1996 and acquired by the Company on December 31, 1997. LFGI has not yet engaged in any significant business activities. This subsidiary is a dormant subsidiary with no operations, no assets and no liabilities.

The consolidated financial statements include the accounts of Unicorp, Inc., and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

On September 30, 2004, the Company entered into an assumption agreement with Equitable Assets, Inc. (“Equitable”), whereby Equitable acquired all of the capital stock of Med-X Systems, Inc. (“Med-X”). Equitable agreed to assume any and all liabilities, responsibilities, costs, expenses and other obligations that Med-X or Unicorp may have.

Note 2.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries,. All significant intercompany transactions and account balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less. At December 31, 2004, the Company had $518,017 in a time deposit with a local bank and with the maximum insured amount by the FDIC of $100,000 and $300,000 in a certificate deposit with a foreign bank and maturing March 23, 2005, which is not insured. The certificate of deposit automatically renews for successive terms, each equal to the original term, unless the bank is advised otherwise five banking days prior to maturity. The certificate of deposit is subject to an early withdrawal penalty which is equal to one month’s interest.

Certificates of Deposit

At December 31, 2004, the Company had two certificates of deposit with original maturities in excess of three months with a foreign bank which are not insured. The principal amounts, maturities and interest rates of the certificates of deposit are approximately as follows:

Principal Amount	Interest Rate	Maturity Date
$500,000	5.275%	June 23, 2005
$500,000	6.275%	December 23, 2005
$1,000,000

The certificates of deposit automatically renew for successive terms, each equal to the original term, unless the bank is advised otherwise five banking days prior to maturity. The certificates of deposit are subject to an early withdrawal penalty which is equal to one month’s interest for the certificate of deposit maturing June 23, 2005, and two month’s interest for the certificate of deposit maturing December 23, 2005. Other than the early withdrawal penalty, there are no restrictions on the certificates of deposit.

Concentration of Risk

As discussed above, at December 31, 2004, the Company had $518,017 in a time deposit with a local bank with the maximum insured amount by the FDIC of $100,000 and $1,300,000 invested with a foreign bank in three certificates of deposit with varying interest rates and maturities. These certificates of deposit are not insured by any foreign agency. Should the foreign bank default on the repayment of the principal amount of the certificates of deposit or the local bank default on the repayment of the Company’s time deposit in excess of $100,000, this would have a material adverse effect on the Company’s results of operations and cash flows.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities, are capitalized. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.

The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers. Excluded from amounts subject to depletion are costs associated with unevaluated properties. Natural gas and crude oil are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil.

Net capitalized costs are limited to the lower of unamortized cost net of deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions and financial derivatives that hedge the Company’s oil and gas reserves; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost center being amortized; (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.

Revenue Recognition

Revenues will be recognized when title to the products transfer to the purchaser. The Company will follow the “sales method” of accounting for its natural gas and crude oil revenue, so that the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves.

Income Taxes

The Company accounts for income taxes using the liability method, under which the amount of deferred income taxes is based on the tax effects of the differences between the financial and income tax basis of the Company’s assets, liabilities and operating loss carryforwards at the balance sheet date based upon existing tax laws. Deferred tax assets are recognized if it is more likely than not that the future income tax benefit will be realized. Since utilization of net operating loss carryforwards is not assured, no benefit for future offset of taxable income has been recognized in the accompanying financial statements.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments include cash, time deposits, accounts receivable, notes payable and accounts payable. The carrying amounts reflected in the balance sheet for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.

Earnings (Loss) Per Share

The Company computes net income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share”. Basic net income (loss) per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible debt using the treasury stock method and dilutive conversion of the Company’s convertible preferred stock.

During the year ended December 31, 2004, options to purchase 217,000 shares of common stock and convertible debt, convertible into 725,000 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive. During the year ended December 31, 2004 there was no convertible preferred stock outstanding.

Stock Options

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of December 31, 2004, there were 217,000 non-qualified stock options outstanding at exercise prices ranging from $1.00 to $3.50 per share pursuant to the 2004 Plan. The 2004 Plan was approved by the shareholders on September 20, 2004.

During December 2002, the FASB issued SFAS No. 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted only the disclosure provisions of this statement. The Company accounts for non-employee stock option expense in accordance with SFAS 123 and EITF 96-18.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company’s comprehensive loss was equal to its net loss for the year ended December 31, 2004.

Going Concern

    The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage, has no established source of revenue and has suffered losses from operations that raises substantial doubt about its ability to continue as a going concern. The Company has been developing a strategy to provide sufficient capital to meet its current obligations.  Management is reviewing ways for obtaining capital through either additional borrowings, the sale of equity securities or other means.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company is evaluating whether the adoption of FASB No. 123R will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. The Company does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations and cash flows.

Note 3. Common Stock

During the three months ended September 30, 2004, the Company issued 5,900,000 shares of its common stock to five individuals, which includes the Company’s directors and founding members, each of which was a sophisticated investor, for cash proceeds of $75,000. The Company recorded non-cash stock issuance expense of $5,824,950 resulting from the then below fair market value issuance of the shares at the date of sale.

During the three months ended December 31, 2004, the Company issued 172,000 shares of its common stock to nine individuals, each of which was a non-sophisticated investor, for cash proceeds of $43,000. The Company recorded non-cash stock issuance expense of $223,000 resulting from the issuances below the then fair market value of the stock at the date of sale.

During December 2004, the Company issued 25,000 shares of its common stock to an individual for legal services valued at $67,500 of which $36,633 was recorded as a prepaid expense at December 31, 2004 and $30,867 was charged to expense at December 31, 2004..

During December 2004, the Company issued 25,000 shares of its common stock to an individual for consulting services during 2005 valued at $75,000, all of which has been recorded as a prepaid expense at December 31, 2004.

       On October 12, 2004, the Company completed its previously announced 100-for-1 forward stock split immediately followed by a 1-for-2003 reverse stock split that was approved and affected in July 2001 for shareholders of record, but not with respect to shareholders in street name. The shareholders of record received the forward and reverse splits as of that date but the NASD was not notified to finish the split on all shares held in street name until October 2004. The net effect was a reverse split of 1-for-20 shares of the Company’s common stock held in street name. As part of the reverse stock split, no shareholder would have less than 100 shares after the split. During December 2004, the Company issued 20,565 shares of its common stock to satisfy this condition.

Note 4. Notes Payable

During November and December 2004, the Company issued $580,000 principal amount in the form of one year, 10% convertible secured notes to five investors. The notes are due in November and December 2005 and the funds were used to pay for lease bonus costs and drilling and completion costs of four wells on the Company’s Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holder, the notes are convertible into common stock of the Company at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding. As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $443,626 discount on the note. The discount was recorded as interest expense during the fiscal quarter ended December 31, 2004, as the note was immediately convertible.

The notes payable at December 31, 2004, are as follows:

Amount
Note due to an officer of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	$230,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	135,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	130,000
Note due to an officer of the Company at an annual interest rate of 10%, due November 23, 2005 and convertible into Company common stock at $0.80 per share	10,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 13, 2005 and convertible into Company common stock at $0.80 per share	15,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	25,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	10,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 28, 2005 and convertible into Company common stock at $0.80 per share	25,000
Total notes payable	$580,000

Note 5. Oil and Gas Properties

Oil and gas properties consist of the following at December 31, 2004:

Lease bonus costs	$161,523
Prepaid drilling costs	480,000
Total	$641,523

Pursuant to its agreement with P5 Petroleum, Inc., (“P5”) the Company has advanced $480,000 to P5 to cover its commitment for the initial four wells to be drilled on its Cecilia Prospect. During January and February 2005, P5 drilled and fracture stimulated the four wells. The current status of the four wells is they appear to be uneconomical. P5 has proposed to the Company additional stimulation procedures in order to repair damage done to the wells during the completion phase. The Company is currently evaluating the proposal from P5.

Note 6. Commitments and Contingent Liabilities

Lease Agreement

Effective November 1, 2004, the Company signed a six-month lease for office space at a cost of $200 per month. The lease expires on April 30, 2005. The Company leases office space from Herkimer Properties, LLC, of which Carl A. Chase, the Company’s CFO and a director, owns 50% of Herkimer Properties, LLC.

Oil and Gas Properties

In November, 2004, the Company signed a letter agreement with P5 Petroleum, Inc. to participate in a drilling program on the Cecilia Prospect. The Cecilia Prospect, located in Hardin County, Kentucky, is 7,000 acres along the New Albany Shale trend. Under the terms of the agreement with P5, the Company is initially committed to drilling a minimum of 4 wells on a turnkey basis of $120,000 each and payment of $100,000 in lease bonus. Subject to the success of the initial four wells, the Company has the option to participate in an additional 26 wells with the Company paying 100% of the well costs through the 30 well program, lease bonus and installation of the field infrastructure. Should the Company elect to participate in an additional 26 wells, it would be required to pay $120,000 on a turnkey basis for each well with the total additional well cost to be $3,120,000, an additional $150,000 for lease bonus costs and $300,000 for field facilities. After payout of all drilling, completion, field facilities, lease bonus costs and lease operating expenses, P5 will retain a 25% working interest and the Company will retain a 75% working interest in the area of mutual interest (“AMI”). As of the date of this report, the Company has drilled its initial four well commitment and is evaluating a proposal from P5 for additional stimulation procedures in order to repair damage done to all wells during the completion phase. Upon the successful completion of the initial 30 well program, all subsequent operations will be owned 75% by the Company and 25% by P5. The agreement also gives the Company the option to participate in adjacent leases within the AMI which hold an additional 16,000 acres. In December 2004, the Company and P5 acquired an additional 2,400 gross acres of this 16,000 acres.

Note 7. Related Party Transactions

During the quarter ended December 31, 2004, an officer and shareholder of the Company holding more than 10% of the Company’s outstanding shares, sold shares of common stock of the Company in transactions deemed to be short-swing sales. As such, the shareholder disgorged to the Company the profits realized from the stock sale in the amount of approximately $1.4 million. The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds as an increase in additional paid-in capital in its financial statements. Proceeds from this sale did not effect the Company’s consolidated statement of operations.

See Note 6 for a discussion of office space provided by the Company’s CFO.

Note 8. Stock Options

During the year ended December 31, 2004, the Company issued 605,000 stock options to consultants for services at exercise prices ranging from $1.00 to $3.50 per share. Of the stock options issued, 388,000 stock options were issued during the period which resulted in proceeds to the Company of $610,250 and had a stock subscription receivable of $24,000 at December 31, 2004, which receivable was collected in January 2005. The stock options issued for services were valued based upon the services provided.

Stock option activity during the year ended December 31, 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2004	--	$--
Granted	605,000	$2.12
Exercised	388,000	$1.63
Forfeited	--	--
Expired	--	--
Outstanding, December 31, 2004	217,000	$3.00
Exercisable, December 31, 2004	217,000	$3.00

At December 31, 2004, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.00 to $3.50 and 3.9 years, respectively. The weighted average grant date fair value of the options issued in 2004 amounted to $2.12.

Note 9. Income Taxes

The Company has incurred net losses since the merger with AFI. (See Note 1.) and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward from July 12, 2004, has been fully reserved. The cumulative estimated operating loss carry-forward is approximately $365,935 at December 31, 2004, and will expire in 2024.  The Company's net operating loss carry-forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The following table sets forth a reconciliation of federal income tax for the year ended December 31, 2004:

Loss before income taxes	$(7,019,555)

Income tax benefit computed at statutory rates	$(2,386,649)
Valuation allowance	124,418
Permanent differences and non-deductible expenses	2,262,231
$--

Deferred income taxes consist of the following at December 31, 2004:

Net operating loss carry-forward	$124,418
Valuation allowance	(124,418)
$--

Note 10. Subsequent Events

In January 2005, subject to one-year employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer, the Company issued 240,000 non-qualified stock options to its CEO at an exercise price of $1.00 per share, expiring in four years and immediately vested and 120,000 non-qualified stock options to its CFO at an exercise price of $1.00 per share, expiring in four years and immediately vested.

In April 2005, the Company entered into a farmout agreement with La Mesa Partners, L.C., (“La Mesa”) in which the Company has committed to drill one well on the Hartford Prospect in Ohio County, Kentucky. The Company is to drill the well to a depth of 2,700 feet or a depth sufficient to test the base of the New Albany Shale formation. If the initial test well is successful, the Company has the option to purchase from La Mesa its interest in approximately 7,600 acres at a purchase price of $20 per acre. The Company will have a 100% working interest and a 81.5% net revenue interest in the prospect.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of, and the issuance of a report on the Company’s financial statements for the year ended December 31, 2004, Thomas Leger & Co., L.L.P. identified deficiencies in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the course of its audit, Thomas Leger & Co., L.L.P. identified numerous informal or undocumented internal control procedures, as well as instances of inadequate segregation of duties. The Company also recorded a number of closing and adjusting journal entries during the course of the audit. Thomas Leger & Co., L.L.P. stated that the volume of these findings and adjustments constitutes significant deficiencies that aggregate to form a material weakness over financial reporting.

The nature of the business and the size of the Company have prevented the Company from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system. This condition is considered a reportable condition and has been discussed with the Board of Directors. The Company will continue to monitor and assess the costs and benefits of additional staffing in the accounting area.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEMS 9, 10, 11, AND 12

These items have been omitted in accordance with the general instructions to Form 10-KSB. The information required by these items will be included in the Company’s definitive proxy or information statement to be filed no later than April 28, 2005, and are incorporated by reference in this annual report.

The Company has adopted a Code of Ethics, included in this report as Exhibit 14.1, that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.

ITEM 13. EXHIBITS

Exhibit No.          Description

3.1	Articles of Incorporation of Registrant (incorporated by reference to Registrant’s Form S-2 dated October 13, 1981)
3.2	Certificate of Amendment to Articles of Incorporation of Registrant (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997 dated March 6, 1998)
3.3	Bylaws, as amended January 20, 1998, of Registrant (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997, dated March 6, 1998)
4.1	Specimen of Registrant’s Common Stock Certificate
10.1
Agreement and Plan of Reorganization dated December 15, 1997 by and between UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock (incorporated by reference to Exhibit "1" to Registrant’s Form 8-K dated February 13, 1998 and filed February 18, 1998)

10.2
Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between UNICORP, Inc. and Equitable Assets Incorporated with respect to purchase of 58,285.71 tons of Zeolite incorporated by reference to Exhibit "1" to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998)

10.3
Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of January 1, 1998 by and between UNICORP, Inc. and AZ Capital, Inc., (incorporated by reference to Exhibit "2" to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998)

10.4
Agreement and Plan of Reorganization dated March 1, 1999 by and between UNICORP, Inc., The Auto Axzpt.com Group, Inc. and R. Noel Rodriguez with respect to the exchange of all of `the shares owned by the shareholders in The Auto Axzpt.com, Inc. for shares of UNICORP, Inc. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999)

10.5
Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-QSB for the period ending March 31, 2001and filed April 16, 2002)

10.6
July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002)

10.7
Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc. (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004)

10.8	2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004) *
10.9	Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum, Inc. (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-QSB filed on November 22, 2004)
10.10	Employment Agreement with Kevan Casey (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 5, 2005) *
10.11	Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 5, 2005) *
14.1	Code of Ethics
21.1	Subsidiaries or Registrant (incorporated by reference to Exhibit 21.1 to Registrant's Form 10-QSB filed November 22, 2004)
23.1	Consent of Thomas Leger & Co. L.L.P.
31.1	Certification of Kevan Casey
31.2	Certification of Carl A. Chase
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey
32.2	Certification of Sarbanes-Oxley Act of Carl A. Chase

* Indicates management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item has been omitted in accordance with the general instructions to Form 10-KSB. The information required will be included in the Company’s definitive proxy or information statement to be filed no later than April 29, 2005, and is incorporated by reference in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                        UNICORP, INC.

                                        By: /s/ Kevan Casey___________
                                               Kevan Casey, Chief Executive Officer

                                        Date: April 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature    Title           Date

/s/ Kevan Casey       Chief Executive Officer and         April 15, 2005
Kevan Casey                Chairman of the Board

/s/ Carl A. Chase       Principal Accounting Officer and     April 15, 2005
Carl A. Chase                Director

INDEX TO EXHIBITS

Exhibit No.      Description

3.4	Articles of Incorporation of Registrant (incorporated by reference to Registrant’s Form S-2 dated October 13, 1981)
3.5	Certificate of Amendment to Articles of Incorporation of Registrant (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997 dated March 6, 1998)
3.6	Bylaws, as amended January 20, 1998, of Registrant (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997, dated March 6, 1998)
4.2	Specimen of Registrant’s Common Stock Certificate
10.12
Agreement and Plan of Reorganization dated December 15, 1997 by and between UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock (incorporated by reference to Exhibit "1" to Registrant’s Form 8-K dated February 13, 1998 and filed February 18, 1998)

10.13
Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between UNICORP, Inc. and Equitable Assets Incorporated with respect to purchase of 58,285.71 tons of Zeolite incorporated by reference to Exhibit "1" to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998)

10.14
Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of January 1, 1998 by and between UNICORP, Inc. and AZ Capital, Inc., (incorporated by reference to Exhibit "2" to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998)

10.15
Agreement and Plan of Reorganization dated March 1, 1999 by and between UNICORP, Inc., The Auto Axzpt.com Group, Inc. and R. Noel Rodriguez with respect to the exchange of all of `the shares owned by the shareholders in The Auto Axzpt.com, Inc. for shares of UNICORP, Inc. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999)

10.16
Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-QSB for the period ending March 31, 2001and filed April 16, 2002)

10.17
July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002)

10.18
Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc. (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004)

10.19	2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004) *
10.20	Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum, Inc. (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-QSB filed on November 22, 2004)
10.21	Employment Agreement with Kevan Casey (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 5, 2005) *
10.22	Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 5, 2005) *
14.1	Code of Ethics
21.1	Subsidiaries or Registrant (incorporated by reference to Exhibit 21.1 to Registrant's Form 10-QSB filed November 22, 2004)
23.1	Consent of Thomas Leger & Co. L.L.P.
31.1	Certification of Kevan Casey
31.2	Certification of Carl A. Chase
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey
32.2	Certification of Sarbanes-Oxley Act of Carl A. Chase

* Indicates management contract or compensatory plan or arrangement.