Form 10QSB
period 2005-03-31
UNICORP INC /NEW
filed 2005-05-20
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(713) 802-2944
(Issuer’s telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

As of May 16, 2005, there were outstanding 82,156,609 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

UNICORP, INC.
AND SUBSIDIARIES
(A Company in the Developmental Stage)
INDEX TO FORM 10-QSB
MARCH 31, 2005

PART I     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A Company in the Developmental Stage)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$646,459	$818,324
Certificates of deposit	1,015,786	1,001,425
Prepaid expenses	59,797	111,632
Total current assets	1,722,042	1,931,381
Oil and gas properties, full cost method:
Costs subject to amortization	641,523	641,523
Other assets	5,000	5,000
Total assets	$2,368,565	$2,577,904

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$54,243	$32,142
Notes payable	514,000	580,000
Accrued liabilities	22,987	8,548
Total current liabilities	591,230	620,690
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 82,156,609 and 82,127,034 issued and outstanding at
March 31, 2005 and December 31, 2004, respectively	82,157	82,127
Additional paid-in capital	9,762,958	8,993,238
Stock subscription receivable	(4,500)	(24,000)
Deficit accumulated in the developmental stage	(8,063,280)	(7,094,151)
Total shareholders’ equity	1,777,335	1,957,214
Total liabilities and shareholders' equity	$2,368,565	$2,577,904

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND
INCEPTION (JULY 12, 2004) TO MARCH 31, 2005
(A Company in the Developmental Stage)
(Unaudited)

	Three Months	Inception
	Ended	(July 12, 2004) to
	March 31, 2005	March 31, 2005

Revenue	$--	$--

Operating expenses:
Office administration	6,598	14,162
Payroll expenses	37,626	37,626
Merger expenses	--	167,082
Investor relations	83,508	271,164
Professional services	100,263	249,407
Stock issuances below market value	--	6,047,950
Intrinsic value of employee stock options	720,000	720,000
Other	24,391	36,630
Total operating expenses	972,386	7,544,021

Other income (expense):
Interest income	17,450	19,182
Interest expense	(14,193)	(463,845)
Total other	3,257	(444,663)

Net loss	$(969,129)	$(7,988,684)

Net loss per share:
Basic and diluted	$(0.01)	$(0.10)

Weighted average number of common shares outstanding:
Basic and diluted	82,140,425	80,278,938

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND
INCEPTION (JULY 12, 2004) TO MARCH 31, 2005
(A Company in the Developmental Stage)
(Unaudited)
	Three Months	Inception
	Ended	(July 12, 2004) to
	March 31, 2005	March 31, 2005
Cash flows from operating activities:
Net loss	$(969,129)	$(7,988,684)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issuances below market value	--	6,047,950
Issuance of convertible notes below market value	--	443,626
Stock and stock options issued for services	51,300	142,167
Intrinsic value of employee stock options	720,000	720,000
Non-cash merger expenses	--	160,000
Non-cash investment income	(14,361)	(15,786)
Changes in assets and liabilities:
Prepaid items	786	786
Accounts payable	52,100	84,243
Accrued liabilities	14,439	22,987
Net cash used in operating activities	(144,865)	(382,711)
Cash flows from investing activities:
Purchase of certificates of deposit	--	(1,000,000)
Investment in oil and gas properties	--	(641,523)
Deposits	--	(5,000)
Net cash provided by (used in) investing activities	--	(1,646,523)
Cash flows from financing activities:
Proceeds from notes payable	--	580,000
Repayment of notes payable	(66,000)	(66,000)
Stock issued for cash	--	118,000
Exercise of stock options	15,000	625,250
Collection of stock subscription receivable	24,000	24,000
Proceeds from contribution by shareholder	--	1,393,443
Net cash provided by (used in) financing activities	(27,000)	2,674,693
Net increase (decrease) in cash	(171,865)	645,459
Cash and cash equivalents, beginning of period	818,324	1,000
Cash and cash equivalents, end of period	$646,459	$646,459

Supplemental cash flow disclosures:
Interest paid	$--	$--
Taxes paid	$--	$--
Supplemental non-cash disclosures:
Stock issued for payment of accounts payable	$30,000	$30,000

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Company in the Developmental Stage)

Note 1. Organization and Nature of Business

Statement of Information Furnished

The accompanying unaudited consolidated financial statements of Unicorp, Inc. and Subsidiaries (the “Company” or “Unicorp”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and from inception (July 12, 2004) to March 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

As of March 31, 2005, Unicorp had three wholly-owned subsidiaries as follows:

•
Affiliated Holdings, Inc. (“Affiliated”) - This subsidiary was incorporated in the State of Texas on July 12, 2004, for the purpose of raising capital to be used for projects in the oil and gas industry. On July 29, 2004, Affiliated exchanged 100% of its common stock for approximately 99% of the common stock of Unicorp. Affiliated is the subsidiary from which the Company conducts its oil and gas operations.

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

•
Laissez-Faire Group, Inc. (“LFGI”) - This subsidiary was incorporated in Texas on August 16, 1996 and was acquired by the Company on December 31, 1997. LFGI has not yet engaged in any significant business activities. This subsidiary is a dormant subsidiary with no operations, no assets and no liabilities.

The unaudited consolidated financial statements include the accounts of Unicorp, Inc., and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Stock Options

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of March 31, 2005, there were 562,000 non-qualified stock options outstanding at exercise prices ranging from $1.00 to $3.50 per share pursuant to the 2004 Plan, all of which are immediately exercisable. During the quarter ended March 31, 2005, the Company issued 362,500 non-qualified stock options to two officers and a consultant.

The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. The Company recorded $720,000 of stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the three month period ended March 31, 2005, because certain options granted had exercise prices less than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months	Inception
	Ended	(July 12, 2004) to
	March 31, 2005	March 31, 2005

Net loss, as reported	$(969,129)	$(7,988,684)
Stock-based compensation under fair value method	(356,331)	(356,331)
Pro forma net loss	$(1,325,460)	$(8,345,015)

Net loss per share:
Basic and diluted, as reported	$(0.01)	$(0.10)
Stock-based compensation under fair value method	--	--
Basic and diluted, pro forma	$(0.01)	$(0.10)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 245%, risk-free interest rate of 1.5%, and expected life of five years.

Note 2.   Reverse Merger

On July 29, 2004, Unicorp closed on a transaction acquiring all of the common stock of Affiliated Holdings, Inc., a Texas corporation (“Affiliated Holdings”), pursuant to a stock agreement by and among the Company, Affiliated Holdings and the stockholders of Affiliated Holdings (the “Stock Transaction”). As a result of the Stock Transaction, Affiliated Holdings became a wholly-owned subsidiary of the Company, through which operations will be conducted. References herein to the Company include Affiliated Holdings.

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

Note 3. Common Stock

During the three months ended March 31, 2005, the Company issued 10,825 shares of its common stock to an individual for payment of accounts payable, which the Company valued at $30,000 ($2.77 per sahre) and 1,250 shares to a Company to replace a stock certificate erroneously issued by the Company’s prior transfer agent. In addition, the Company issued 17,500 shares to two individuals resulting from the exercise of stock options and the Company received cash of $15,000 and recorded a stock subscription receivable of $4,500.

Note 4. Notes Payable

During November and December 2004, the Company issued $580,000 principal amount in the form of one year, 10% convertible secured notes to five investors. The notes are due in November and December 2005 and the funds were used to pay for lease bonus costs and drilling and completion costs of four wells on the Company’s Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holder, the notes are convertible into common stock of the Company at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding. As the conversion price was below the fair value of the common stock on the date issued, the Company recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $443,626 discount on the note. The discount was recorded as interest expense during the fiscal quarter ended December 31, 2004, as the note was immediately convertible.

The notes payable at March 31, 2005 and December 31, 2004, are as follows:

	March 31, 2005	December 31, 2004
Note due to an officer of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	$189,000	$230,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	135,000	135,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	130,000	130,000
Note due to an officer of the Company at an annual interest rate of 10%, due November 23, 2005 and convertible into Company common stock at $0.80 per share	10,000	10,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 13, 2005 and convertible into Company common stock at $0.80 per share	15,000	15,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	--	25,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	10,000	10,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 28, 2005 and convertible into Company common stock at $0.80 per share	25,000	25,000
Total notes payable	$514,000	$580,000

During the quarter ended March 31, 2005, the Company repaid $66,000 principal amount of the above notes to K.M. Casey No. 1 Ltd., of which the Company’s CEO is the president of the general partner.

Note 5. Oil and Gas Properties

Oil and gas properties consist of the following at March 31, 2005:

Lease bonus costs	$161,523
Prepaid drilling costs	480,000
Total	$641,523

Pursuant to its agreement with P5 Petroleum, Inc., (“P5”) the Company has advanced $480,000 to P5 to cover its commitment for the initial four wells drilled on its Cecilia Prospect and $100,000 for lease bonus. During January and February 2005, P5 drilled and fracture stimulated the four wells. The current status of the four wells is they appear to be uneconomical and the Company does not expect any production from these wells. P5 has proposed to the Company additional stimulation procedures in order to repair possible damage done to the wells during the completion phase. The initial four wells were drilled on a “turnkey basis” and as such, the Company has requested P5 to perform the stimulation procedures on the possibly damaged wells at its sole cost and expense.  Based upon the information that has been provided to the Company, the Company does not anticipate proceeding with any drilling operations on this prospect.

Note 6. Commitments and Contingent Liabilities

Lease Agreement

Effective November 1, 2004, the Company signed a six-month lease for office space at a cost of $200 per month. The lease expired on April 30, 2005, and is continuing on a month-to-month basis. The Company occupies office space from Herkimer Properties, LLC, of which Carl A. Chase, the Company’s CFO and a director, owns 50% of Herkimer Properties, LLC.

Oil and Gas Properties

In November, 2004, the Company signed a letter agreement with P5 Petroleum, Inc. to participate in a drilling program on the Cecilia Prospect. The Cecilia Prospect, located in Hardin County, Kentucky, is 7,000 acres along the New Albany Shale trend. Under the terms of the agreement with P5, the Company is initially committed to drilling a minimum of 4 wells on a turnkey basis of $120,000 each and payment of $100,000 in lease bonus. Subject to the success of the initial four wells, the Company has the option to participate in an additional 26 wells with the Company paying 100% of the well costs through the 30 well program, lease bonus and installation of the field infrastructure. Should the Company elect to participate in an additional 26 wells, it would be required to pay $120,000 on a turnkey basis for each well with the total additional well cost to be $3,120,000, an additional $150,000 for lease bonus costs and $300,000 for field facilities. After payout of all drilling, completion, field facilities, lease bonus costs and lease operating expenses, P5 will retain a 25% working interest and the Company will retain a 75% working interest in the area of mutual interest (“AMI”). As of the date of this report, the Company has drilled its initial four well commitment and has requested P5 to perform the well repairs at its sole cost and expense as the wells were to be drilled on a “turnkey basis”. Upon the successful completion of the initial 30 well program, all subsequent operations will be owned 75% by the Company and 25% by P5. The agreement also gives the Company the option to participate in adjacent leases within the AMI which hold an additional 16,000 acres. In December 2004, the Company and P5 acquired an additional 2,400 gross acres of this 16,000 acres.

Note 7. Related Party Transactions

See Note 4 “Notes Payable” for a discussion of amounts repaid to an affiliate.

See Note 6 “Commitments and Contingent Liabilities” for a discussion of office space provided by the Company’s CFO.

Note 8. Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and does not have sufficient capital to fund its commitments. This raises questions as to the ability of the Company to continue as a going concern. The Company has been developing a strategy to provide sufficient capital to meet its current obligations.

Note 9. Subsequent Events

In April 2005, the Company entered into a farmout agreement with La Mesa Partners, L.C., (“La Mesa”) in which the Company has committed to drill one well on the Hartford Prospect located in Ohio County, Kentucky. Under the terms of the agreement, the Company is to begin drilling operations by July 15, 2005, which date can be extended by La Mesa. The Company is to drill the well to a depth of 2,700 feet or a depth sufficient to test the base of the New Albany Shale formation. If the initial test well is successful, the Company has the option to purchase from La Mesa its interest in approximately 7,600 acres at a purchase price of $20 per acre. The Company will have a 100% working interest and a 81.5% net revenue interest in the prospect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2005, and its results of operations for the three months ended March 31, 2005, should be read in conjunction with the audited consolidated financial statements and notes included in Unicorp’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Overview

Unicorp is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from unconventional reservoirs such as fractured shales, coal beds and tight sands within the United States.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2004. As of, and for the quarter ended, March 31, 2005, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations and Financial Condition

Revenue. The Company is a company in the developmental stage and as such has not yet generated any revenue.

Operating Expenses. Operating expenses for the period ended March 31, 2005, were $972,386. The major components of operating expenses were payroll expenses of $37,626, investor relations of $83,508, professional services of $100,263 and non-cash expenses associated with the intrinsic value of employee stock options of $720,000. Beginning January 1, 2005, the Company retained its CEO and CFO as employees. The employees earn a specified amount each month and the CEO is provided health insurance, a car allowance and a home office allowance. The Company continued to invest in its investor relations program during the period to inform current and potential investors of the Company’s operations. Professional services are comprised of accounting fees for the Company’s audit for the year ended December 31, 2004, legal fees, engineering fees and other professional services. In accordance with Accounting Principles Board Opinion No. 25, the Company recorded the intrinsic value of stock options granted to the CEO and CFO because the exercise prices were below the then current market value.

Other Income (Expense). During the quarter ended March 31, 2005, the Company earned $17,450 on three certificates of deposit held by a foreign bank. The Company incurred interest expense during the quarter of $14,193 on its promissory notes.

Net Loss. The Company recorded a net loss of $969,129 for the period ended March 31, 2005, which was $0.01 per share, basic and diluted. The previously discussed operating expenses were the reason for the loss.

Liquidity and Capital Resources

Cash and Working Capital Position

At March 31, 2005, the Company had cash balances in non-restrictive accounts of $646,459 which includes one certificate of deposit at a foreign bank totaling $303,396 and positive working capital of $1,130,812. Included in the working capital balance are two certificates of deposit at a foreign bank maturing in June and December 2005 of $1,015,786.

Also included in the working capital balance at March 31, 2005, is $514,000 principal amount in the form of one year, 10% convertible secured notes to five investors. The notes are due in November and December 2005 and the funds were used to pay for lease bonus costs and drilling and completion costs of four wells on the Company’s Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holder, the notes are convertible into common stock of the Company at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding.

Cash Flows

Net cash used in operating activities for the three months ended March 31, 2005, was $144,865. The Company recorded a net loss of $969,129 which was partially offset by non-cash charges totaling $771,300. The non-cash charges were composed of expenses associated with the issuance of common for services and the intrinsic value of stock options issued to employees below market value. The Company experienced an increase in accounts payable and accrued liabilities which also partially offset the net loss.

Net cash used by financing activities includes repayment of notes payable of $66,000, which use was offset by the exercise of stock options of $15,000 and the collection of a stock subscription receivable of $24,000.

As of March 31, 2005, the Company had cash and cash equivalents in non-restrictive accounts of $646,459 and certificates of deposit with maturities greater than three months of $1,015,786. The Company will be required to raise additional funding. The Company believes it has the funding required to cover its operating expenses for the next twelve months, however, in order to pursue its business plan, it will require additional funding. It raised $75,000 during September 2004 through the sale of its restricted stock to certain accredited investors, including its CEO and CFO. It issued promissory notes in the principal amount of $580,000 due in one year at 10% convertible into Company common stock at a conversion price of $0.80. The Company also sold 172,000 shares of its common stock and received proceeds of $43,000. It will require additional funding to fully develop its project located in Hardin County, Kentucky, should it decide to pursue this project and Ohio County, Kentucky, if the initial well is successful. The Company will attempt to obtain conventional reserve based bank financing for its proven reserve projects, if proven reserves are obtained. In order to fund its exploration prospects, it will be required to seek additional sources of financing. The Company currently has no commitments for any additional funding. Should the Company be unable to obtain the funding needed to participate in the prospects it has committed to, it will not be able to participate in such prospects.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

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

In connection with the completion of its audit of, and the issuance of a report on the Company’s financial statements for the year ended December 31, 2004, Thomas Leger & Co., L.L.P. (“Leger”) identified deficiencies in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Accounting Oversight Board. A “material Weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the course of its audit, Leger identified numerous informal or undocumented internal control procedures, as well as instances of inadequate segregation of duties. The Company also recorded a number of closing and adjusting journal entries during the course of the audit. Leger stated that the volume of these findings and adjustments constitutes significant deficiencies that aggregate to form a material weakness over financial reporting.

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

PART II OTHER INFORMATION

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

During the three months ended March 31, 2005, the Company issued 7,285 shares of its restricted common stock to an individual for payment of accounts payable of $20,000 and 3,540 non-restricted shares to this same individual for payment of accounts payable of $10,000.

Except as otherwise noted, all sales of the Company’s securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (incorporated by reference to Registrant’s Form S-2 dated October13, 1981)
3.2	Certificate of Amendment to Articles of Incorporation of Registrant (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997 dated March 6, 1998)
3.3	Bylaws, as amended January 20, 1998, of Registrant (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997, dated March 6, 1998)
4.1	Specimen of Registrant’s Common Stock Certificate
10.1
Agreement and Plan of Reorganization dated December 15, 1997 by and between UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock (incorporated by reference to Exhibit "1" to Registrant’s Form 8-K dated February 13, 1998 and filed February 18, 1998

10.2
Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between UNICORP, Inc. and Equitable Assets Incorporated with respect to purchase of 58,285.71 tons of Zeolite incorporated by reference to Exhibit "1" to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998)

10.3
Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of January 1, 1998 by and between UNICORP, Inc. and AZ Capital, Inc., (incorporated by reference to Exhibit "2" to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998)

10.4
Agreement and Plan of Reorganization dated March 1, 1999 by and between UNICORP, Inc., The Auto Axzpt.com Group, Inc. and R. Noel Rodriguez with respect to the exchange of all of `the shares owned by the shareholders in The Auto Axzpt.com, Inc. for shares of UNICORP, Inc. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999)

10.5
Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-QSB for the period ending March 31, 2001and filed April 16, 2002)

10.6
July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp. (incorporated by reference to Exhibit 10.7 to Registrant's Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002

10.7
Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc. (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004)

10.8	2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004) *
10.9	Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum, Inc. (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-QSB filed on November 22, 2004)
10.10	Employment Agreement with Kevan Casey (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 5, 2005) *
10.11	Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 5, 2005) *
14.1	Code of Ethics
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004)
31.1	Certification of Kevan M. Casey
31.2	Certification of Carl A. Chase
32.1	Certification for Sarbanes-Oxley Act of Kevan M. Casey
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature    Title   Date

/s/ Kevan Casey   Chief Executive Officer  May 20, 2005
Kevan Casey    and Director

/s/ Carl A. Chase   Principal Financial and  May 20, 2005
Carl A. Chase   Accounting Officer and Director