Form 10KSB/A
period 2004-12-31
UNICORP INC /NEW
filed 2005-06-30
CIK 354507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A (FIRST AMENDMENT)

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the fiscal year ended December 31, 2004, were none.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of June 27, 2005, based upon the average bid and asked price as of such date, was $12,104,065.

The Registrant’s common stock outstanding as of June 27, 2005, was 82,156,609 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

UNICORP, INC.

1

Unicorp, Inc., a Nevada corporation, hereby amends Items 9, 10, 11, 12, 13, and 14 of its Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on April 15, 2005, to add the additional information contained herein.

PART III

ITEM 9. DIRECTORS, EXECUTIVER OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s directors and executive officers are as follows:

Name	Age	Position

Kevan M. Casey	34	Chief Executive Officer and Director
Carl A. Chase	55	Secretary, Treasurer and Director

Kevan M. Casey has served as chief executive officer and director since July 29, 2004. He is also chief executive officer and a director of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure and chairman of Tabatha I, Inc., biopharmaceutical company in the development stage. He and Mr. Tommy Allen founded NetView Technologies, Inc. in December 2001 and Mr. Casey served as its president from its inception. NetView was acquired by eLinear, Inc. in April 2003. In 1998, he founded United Computing Group and United Consulting Group, a value-added retailer and an information technology consulting firm, where he served as president and chief executive officer. In December 1999, United Computing Group and United Consulting Group were acquired by ClearWorks.net, Inc., and Mr. Casey continued as president of the companies until December 2001.

Carl A. Chase has served as our secretary and treasurer since July 29, 2004 and chief financial officer and a director since August 20, 2004. He is also a director of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure. Since February 2005, Mr. Chase has served as a consultant to Rockport Healthcare Group, Inc., a preferred provider organization for work-related injuries and illnesses and from April 2001 to January 2005, Mr. Chase served as senior vice president - budgets & controls for Rockport. Prior to joining Rockport, Mr. Chase was an independent consultant to Rockport from June 2000. From August 1999 to May 2000, Mr. Chase was chief financial officer of ClearWorks.net, Inc. Mr. Chase also served as chief financial officer of Bannon Energy Incorporated, an independent oil and gas company, from December 1992 to August 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements during the last fiscal year.

Committees of the Board and Attendance

The Company’s board of directors will have, among others, the following committees: an audit committee and a compensation committee. The composition and responsibilities of each committee are described below.

Audit Committee

The audit committee oversees the Company’s corporate accounting and financial reporting process. Among other duties, it:

▪	evaluates our independent auditors’ qualifications, independence and performance;

▪	determines the engagement of the independent auditors;

▪	approves the retention of our independent auditors to perform any proposed permissible non-audit services;

▪	reviews our financial statements;

▪	reviews our critical accounting policies and estimates;

▪	oversees our internal audit function; and

▪	discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements.

    We did not have an Audit Committee during the last fiscal year. The members of the Company’s audit committee will be Messrs. Chase, who will be the committee chair, and Casey. Mr. Chase is the Company’s audit committee financial expert.

Compensation Committee

The duties of the Company’s compensation committee include:

▪	reviewing and recommending policy relating to compensation and benefits of our officers and employees;

▪	reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s chief executive officer and other senior officers;

▪	evaluating the performance of these officers in light of those goals and objectives; and

▪	setting compensation of these officers based on such evaluations.

The Company did not have a compensation committee, during the last fiscal year. The compensation committee attempts to structure executive compensation to align management with shareholder interests. The key components of compensation involve base salary, bonus and stock options, with an emphasis on long-term, at risk compensation. In reviewing the amount of compensation paid to executive officers, the compensation committee reviews peer companies as an established medium for determining market compensation. The committee reviews this peer group in determining base salary, bonuses and total cash compensation for all of the Company’s executive officers.

The compensation committee also administers the issuance of stock options and other awards under the Company’s stock incentive plans. The members of the Company’s compensation committee are Messrs. Casey, who will be the committee chair, and Chase.

The Company held two board meetings during the last fiscal year.

Director Compensation

Directors who are also employees do not receive any compensation for serving as directors and directors who are not employees do not receive any compensation for serving as directors. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the board of directors or any board committee or otherwise incurred in their capacities as directors.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.

Stockholder Nominations Procedures

Stockholders, meeting the following requirements, who want to recommend a director candidate may do so in accordance with the Company’s Bylaws and the following procedures established by the Board of Directors. The Company will consider all director candidates recommended to the Board of Directors by shareholders owning at least 5% of the Company’s outstanding shares at all times during the year preceding the date on which the recommendation is made that meet the qualifications established by the Board. To make a nomination for director at an annual meeting, a written nomination solicitation notice must be received by the Board of Directors at the Company’s principal executive office not less than 120 days before the date the Company’s proxy statement was mailed to stockholders in connection with the Company’s previous annual meeting. The written nomination solicitation notice must contain the following material elements, as well as any other information reasonably requested by the Board of Directors:

•	the name and address, as they appear on the Company’s books, of the stockholder giving the notice and of the beneficial owner, if any, on whose behalf the nomination is made;

•
a representation that the stockholder giving the notice is a holder of record of the Company’s stock entitled to vote at the annual meeting and intends to appear in person or by proxy at the annual meeting to nominate the person or persons specified in the notice;

•
a complete biography of the nominee, as well as consents to permit the Company to complete any due diligence investigations to confirm the nominee’s background, as the Company believes to be appropriate;

•	a description of all litigation to which the nominee or any of his or her affiliates have been a party within the past ten years;

•	the disclosure of all special interests and all political and organizational affiliations of the nominees;

•	a signed, written statement from the director nominee as to why the director nominee wants to serve on the Company’s Board, and why the director nominee believes that he or she is qualified to serve;

•
a description of all arrangements or understandings between or among any of the stockholders giving the notice, the beneficial owner, if any, on whose behalf the notice is given, each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder giving the notice;

•
such other information regarding each nominee proposed by the stockholder giving the notice as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and

•	the signed consent of each nominee to serve as a director of the Company if so elected.

In considering director candidates, the Board of Directors will consider such factors as it deems appropriate to assist in developing a board and committees that are diverse in nature and comprised of experienced and seasoned advisors. Each director nominee is evaluated in the context of the full Board’s qualifications as a whole, with the objective of establishing a Board that can best perpetuate the success of the Company’s business and represent shareholder interests through the exercise of sound judgment. Each director nominee will be evaluated considering the relevance to the Company of the director nominee’s respective skills and experience, which must be complimentary to the skills and experience of the other members of the Board.

ITEM 10. EXECUTIVE COMPENSATION

The Company had no employees during the last three fiscal years. None of the named executive officers received any compensation during the last three fiscal years.

Option Issuances

There were no individual grants of stock options made during the Company’s last fiscal year to its named executive officers and no named executive officers owned any options at December 31, 2004.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

On January 1, 2005, the Company and Mr. Casey entered into an employment agreement where the Company agreed to employ Mr. Casey as the Chief Executive Officer, commencing on January 1, 2005 and terminating on December 31, 2005. Mr. Casey shall have the right to terminate his employment agreement at any time and for no stated reason. The Company may terminate his employment agreement only upon Mr. Casey’s disability, death or with cause. The employment agreement entitles Mr. Casey to a monthly base salary of $8,000, and eligibility to receive a bonus of $6,500 for every successful oil or gas well that is drilled and completed.

Under the employment agreement, Mr. Casey received a non-qualified five-year option to purchase 240,000 shares of Company common stock at an exercise price of $1.00 per share, which option vested on January 1, 2005. The employment agreement also provides for car, health plan and home office allowances.

If Mr. Casey’s employment is terminated without cause, he shall receive $96,000 payable in twelve monthly installments, all unreimbursed expenses, and any bonus earned as of his termination date.

Mr. Casey’s employment agreement contains confidentiality provisions consistent with his fiduciary duty obligations owed to the Company.

On January 1, 2005, the Company and Mr. Chase entered into an employment agreement where the Company agreed to employ Mr. Chase as the Chief Financial Officer, commencing on January 1, 2005 and terminating on December 31, 2005. Mr. Chase or the Company shall have the right to terminate his employment agreement at any time and for no stated reason. The employment agreement entitles Mr. Chase to a monthly base salary of $500.

Under the employment agreement, Mr. Chase received a non-qualified five-year option to purchase 120,000 shares of Company common stock at an exercise price of $1.00 per share which option vested on January 1, 2005.

Mr. Chase’s employment agreement contains confidentiality provisions consistent with his fiduciary duty obligations owed to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 27, 2005, the Company had 82,156,609 shares of common stock issued and outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

▪	each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;

▪	each of the Company’s directors;

▪	each of the Company’s named executive officers; and

▪	all of the Company’s directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person’s actual voting power.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
KM Casey No. 1 LTD (1)	45,990,000	55.8%
Carl A. Chase (2)	4,110,000	5.0%
Tommy Allen (3)	18,750,000	24.8%
Trevor Ling (4)	6,750,000	8.9%
Directors and Executive Officers as a Group (2 persons)	50,100,000	60.8%

(1)
Mr. Kevan Casey exercises voting and dispositive power over all shares beneficially owned by KM Casey No. 1 LTD. Includes 240,000 non-qualifed stock options exercisable at $1.00 per share. Mr. Casey’s business address is 2901 West Sam Houston Parkway, Suite E-300, Houston, Texas 77043.

(2)	Includes 120,000 non-qualified stock options exercisable at $1.00 per share. Mr. Chase’s business address is 1117 Herkimer street, Houston, Texas 77008
(3)	Mr. Allen’s business address is 2901 West Sam Houston Parkway, Suite E-300, Houston, Texas 77043.
(4)	Mr. Lings’s business address is 5050 Westheimer, Houston, Texas 77056.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During November and December 2004, the Company issued $580,000 principal amount in the form of one year, 10% convertible secured notes to five investors, of which two of the investors are both officers and directors of the Comapny. The notes are due in November and December 2005 and the funds were used to pay for lease bonus costs and drilling and completion costs of four wells on the Company’s Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holder, the notes are convertible into common stock of the Company at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding.

The notes payable at December 31, 2004, are as follows:

Amount
Note due to an officer of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	$230,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	135,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	130,000
Note due to an officer of the Company at an annual interest rate of10%, due November 23, 2005 and convertible into Company common stock at $0.80 per share	10,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 13, 2005 and convertible into Company common stock at $0.80 per share	15,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	25,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	10,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 28, 2005 and convertible into Company common stock at $0.80 per share	25,000
Total notes payable	$580,000

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (incorporated by reference to Registrant’s Form S-2 dated October13, 1981)
3.2	Certificate of Amendment to Articles of Incorporation of Registrant (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997 dated March 6, 1998)
3.3	Bylaws, as amended January 20, 1998, of Registrant (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997, dated March 6, 1998)
4.1	Specimen of Registrant’s Common Stock Certificate
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Thomas Leger & Co., L.L.P. (“Leger”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004, and for the reviews of the financial statements included in its quarterly reports on Form 10-QSB for that fiscal year were $29,518 and $1,358 for its review of the Company’s Form S-8..
p
Audit-Related Fees

Leger did not render any audit-related fees, which represent fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees.

Tax Fees

Leger did not receive any fees for tax compliance, tax advice or tax planning from the Company during the fiscal years ended December 31, 2004 and 2003.

All Other Fees

Other than the services described above under “Audit Fees” and “Tax Fees” for the fiscal year ended December , 2004 and 2003, Leger did not receive any other fees.

Audit Committee Pre-Approval Policies and Procedures

The 2004 and 2003 audit services provided by Leger were approved by the Audit Committee. The Audit Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by the Company’s independent accountants and the estimated fees related to these services. During the approval process, the Audit Committee considers the impact of the types of services and related fees on the independence of the auditor. Throughout the year, the Audit Committee reviews revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature    Title   Date

/s/ Kevan Casey       Chief Executive Officer  June 30, 2005
Kevan Casey                 and Director

/s/ Carl A. Chase       Principal Financial and  June 30, 2005
Carl A. Chase         Accounting Officer and Director

Exhibit Index

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