Form 10QSB
period 2005-06-30
UNICORP INC /NEW
filed 2005-07-29
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes [X] No [_]

As of July 29, 2005, there were outstanding 82,156,609 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

UNICORP, INC.
AND SUBSIDIARIES
(A Company in the Developmental Stage)
INDEX TO FORM 10-QSB
June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A Company in the Developmental Stage)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$665,966	$818,324
Certificates of deposit	516,653	1,001,425
Oil and gas receivable	15,850	--
Prepaid expenses	2,761	111,632
Total current assets	1,201,230	1,931,381
Oil and gas properties, full cost method:
Costs subject to amortization	226,388	--
Costs not subject to amortization	688,522	641,523
	914,910	641,523
Accumulated depletion	(412)	--
Oil and gas properties, net	914,498	641,523
Other assets	5,000	5,000
Total assets	$2,120,728	$2,577,904

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$67,350	$32,142
Notes payable	492,000	580,000
Accrued liabilities	38,131	8,548
Total current liabilities	597,481	620,690
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 82,156,609 and 82,127,034 issued and outstanding at
June 30, 2005 and December 31, 2004, respectively	82,157	82,127
Additional paid-in capital	9,762,958	8,993,238
Stock subscription receivable	(4,500)	(24,000)
Deficit accumulated in the developmental stage	(8,317,368)	(7,094,151)
Total shareholders’ equity	1,523,247	1,957,214
Total liabilities and shareholders' equity	$2,120,728	$2,577,904

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND
INCEPTION (JULY 12, 2004) TO JUNE 30, 2005
(A Company in the Developmental Stage)
(Unaudited)

	Three Months	Six Months	Inception
	Ended	Ended	(July 12, 2004) to
	June 30, 2005	June 30, 2005	June 30, 2005

Oil and gas revenue	$15,850	$15,850	$15,850
Lease operating expenses	5,258	5,258	5,258
Depletion expense	412	412	412
Gross profit	10,180	10,180	10,180

Operating expenses:
Office administration	4,444	11,042	18,606
Payroll expenses	44,347	81,973	81,973
Merger expenses	--	--	167,082
Investor relations	107,484	190,992	378,649
Professional services	97,496	197,759	346,903
Stock issuances below market value	--	--	6,047,950
Intrinsic value of employee stock options	--	720,000	720,000
Other	11,991	36,382	48,621
Total operating expenses	265,762	1,238,148	7,809,784

Other income (expense):
Interest income	15,190	32,640	34,372
Interest expense	(13,696)	(27,889)	(477,541)
Total other	1,494	4,751	(443,169)

Net loss	$(254,088)	$(1,223,217)	$(8,242,773)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.10)

Weighted average number of common shares outstanding:
Basic and diluted	82,156,609	82,148,562	80,761,616

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND
INCEPTION (JULY 12, 2004) TO JUNE 30, 2005
(A Company in the Developmental Stage)
(Unaudited)
	Six Months	Inception
	Ended	(July 12, 2004) to
	June 30, 2005	June 30, 2005
Cash flows from operating activities:
Net loss	$(1,223,217)	$(8,242,773)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion	412	412
Stock issuances below market value	--	6,047,950
Issuance of convertible notes below market value	--	443,626
Stock and stock options issued for services	108,336	199,204
Intrinsic value of employee stock options	720,000	720,000
Non-cash merger expenses	--	160,000
Non-cash investment income	(15,228)	(16,653)
Changes in assets and liabilities:
Accounts receivable	(15,850)	(15,850)
Prepaid items	786	786
Accounts payable	65,208	97,350
Accrued liabilities	29,582	38,131
Net cash used in operating activities	(329,971)	(567,817)
Cash flows from investing activities:
Purchase of certificates of deposit	--	(1,000,000)
Maturity of certificate of deposit	500,000	500,000
Investment in oil and gas properties	(255,387)	(896,910)
Escrowed plugging and abandonment costs	(18,000)	(18,000)
Deposits	--	(5,000)
Net cash provided by (used in) investing activities	226,613	(1,419,910)
Cash flows from financing activities:
Proceeds from notes payable	--	580,000
Repayment of notes payable	(88,000)	(88,000)
Stock issued for cash	--	118,000
Exercise of stock options	15,000	625,250
Collection of stock subscription receivable	24,000	24,000
Proceeds from contribution by shareholder	--	1,393,443
Net cash provided by (used in) financing activities	(49,000)	2,652,693
Net increase (decrease) in cash	(152,358)	664,966
Cash and cash equivalents, beginning of period	818,324	1,000
Cash and cash equivalents, end of period	$665,966	$665,966

Supplemental cash flow disclosures:
Interest paid	$--	$--
Taxes paid	$--	$--
Supplemental non-cash disclosures:
Stock issued for payment of accounts payable	$30,000	$30,000

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Company in the Developmental Stage)

Note 1. Organization and Nature of Business

Statement of Information Furnished

The accompanying unaudited consolidated financial statements of Unicorp, Inc. and Subsidiaries (the “Company” or “Unicorp”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and the results of operations and cash flows for the three and six months ended June 30, 2005 and from inception (July 12, 2004) to June 30, 2005.

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

As of June 30, 2005, Unicorp had three wholly-owned subsidiaries as follows:

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

Stock Options

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of June 30, 2005, there were 562,000 non-qualified stock options outstanding at exercise prices ranging from $1.00 to $3.50 per share pursuant to the 2004 Plan, all of which are immediately exercisable. During the quarter ended March 31, 2005, the Company issued 362,500 non-qualified stock options to two officers and a consultant.

The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. The Company recorded $720,000 of stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the six month period ended June 30, 2005, because certain options granted had exercise prices less than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Six Months	Inception
	Ended	(July 12, 2004) to
	June 30, 2005	June 30, 2005

Net loss, as reported	$(1,223,217)	$(8,242,773)
Stock-based compensation under fair value method	(356,331)	(356,331)
Pro forma net loss	$(1,579,548)	$(8,599,104)

Net loss per share:
Basic and diluted, as reported	$(0.01)	$(0.10)
Stock-based compensation under fair value method	(0.01)	(0.01)
Basic and diluted, pro forma	$(0.02)	$(0.11)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 245%, risk-free interest rate of 1.5%, and expected life of five years.

Note 2.   Reverse Merger

On July 29, 2004, Unicorp closed on a transaction acquiring all of the common stock of Affiliated Holdings, Inc., a Texas corporation (“Affiliated Holdings”), pursuant to a stock agreement by and among the Company, Affiliated Holdings and the stockholders of Affiliated Holdings (the “Stock Transaction”). As a result of the Stock Transaction, Affiliated Holdings became a wholly-owned subsidiary of the Company, through which the Company’s oil and gas operations will be conducted. References herein to the Company include Affiliated Holdings.

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

Note 3. Common Stock

During the six months ended June 30, 2005, the Company issued 10,825 shares of its common stock to an individual for payment of accounts payable of $30,000 ($2.77 per share), which the Company valued at $30,000 and 1,250 shares to a Company to replace a stock certificate erroneously issued by the Company’s prior transfer agent. In addition, the Company issued 17,500 shares to two individuals resulting from the exercise of stock options and the Company received cash of $15,000 and recorded a stock subscription receivable of $4,500.

Note 4. Notes Payable

    During November and December 2004, the Company issued $580,000 principal amount in the form of one year, 10% convertible secured notes to five investors. The notes are due in November and December 2005 and the funds were used to pay for lease bonus costs and drilling and completion costs of four wells on the Company’s Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holder, the notes are convertible into common stock of the Company at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding. As the conversion price was below the fair value of the common stock on the date issued, the Company recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $443,626 discount on the note. The discount was recorded as interest expense during the fiscal quarter ended December 31, 2004, as the notes were immediately convertible.

The notes payable at June 30, 2005 and December 31, 2004, are as follows:

	June 30, 2005	December 31, 2004
Note due to an officer of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	$167,000	$230,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	135,000	135,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	130,000	130,000
Note due to an officer of the Company at an annual interest rate of 10%, due November 23, 2005 and convertible into Company common stock at $0.80 per share	10,000	10,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 13, 2005 and convertible into Company common stock at $0.80 per share	15,000	15,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	--	25,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	10,000	10,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 28, 2005 and convertible into Company common stock at $0.80 per share	25,000	25,000
Total notes payable	$492,000	$580,000

During the six months ended June 30, 2005, the Company repaid $88,000 principal amount of the above notes to K.M. Casey No. 1 Ltd., of which the Company’s CEO is the president of the general partner.

Note 5. Oil and Gas Properties

Pursuant to its agreement with P5 Petroleum, Inc., (“P5”) the Company has advanced $480,000 to P5 to cover its commitment for the initial four wells drilled on its Cecilia Prospect. During January and February 2005, P5 drilled and fracture stimulated the four wells. The current status of the four wells is they appear to be uneconomical and the Company does not anticipate any production from these wells. P5 has proposed to the Company additional stimulation procedures in order to repair damage done to the wells during the completion phase. The initial four wells were drilled on a “turnkey basis” and as such, the Company has requested P5 to perform the stimulation procedures on the possibly damaged wells at its sole cost and expense. The Company has, at its sole cost and expense, ordered additional geological and geophysical data to determine if it should continue drilling operations on the prospect.

In April 2005, the Company entered into a farmout agreement with La Mesa Partners, L.C., (“La Mesa”) in which the Company has committed to drill one well on the Hartford Prospect located in Ohio County, Kentucky. Under the terms of the agreement, the Company is to begin drilling operations by July 15, 2005, which date can be extended by La Mesa. The Company is to drill the well to a depth of 2,700 feet or a depth sufficient to test the base of the New Albany Shale formation. If the initial test well is successful, the Company has the option to purchase from La Mesa its interest in approximately 7,600 acres at a purchase price of $20 per acre. The Company will have a 100% working interest and an 81.5% net revenue interest in the prospect. The Company obtained an extension to August 31, 2005, of the farmout agreement due to rig availability in the region.

Effective June 1, 2005, the Company completed the purchase of two producing oil wells and a saltwater disposal well with production facilities in the Abbeville Field located in Vermillion Parish, Louisiana. The purchase price was $175,000 and the Company has between a 31% and 33% working interest in the property. The Company is the designated operator of the field which is currently producing approximately 54 barrels of oil per day. The Company intends to perform a full reservoir engineering analysis to determine if there are opportunities to expand production within the field.

Effective June 8, 2005, the Company obtained a 40% before payout working interest, 35% after payout, in a prospect to drill a 9,000 foot test well in Jefferson Davis Parish, Louisiana. A reservoir study indicates possible reserves of approximately 400,000 barrels of oil remain in the prospect. If successful, an eastern prospect will be drilled with a significant reserve potential. The Company paid the operator $53,000 for a proportionate reimbursement for land and geological and geophysical costs.

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

Note 9. Subsequent Event

Effective July 18, 2005, the Company entered into a letter agreement to obtain an 18.75% before casing point election working interest and a 15% after casing point working interest election, in a prospect to drill a 14,500 foot test well in Brazoria County, Texas. The well will test the Lower Nod, Tex Miss and Vicksburg formations. The Company has paid the operator $84,750 for its proportionate reimbursement for land and geological and geophysical costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of June 30, 2005, and its results of operations for the three and six month periods ended June 30, 2005, should be read in conjunction with the audited consolidated financial statements and notes included in Unicorp’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in the Company’s other SEC filings. The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

Overview

Unicorp is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids, primarily from unconventional reservoirs such as fractured shales, coal beds and tight sands within the United States.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2004. As of, and for the six months ended, June 30, 2005, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations and Financial Condition

Revenue. Effective June 1, 2005, the Company acquired an interest in the Abbeville Field located in Vermillion Parish, Louisiana. Revenue derived from the production of crude oil for the month of June 2005 was $15,850.

Lease Operating Expenses and Depletion. Lease operating expenses are comprised of the cost of operations of the Company’s interest in the Abbeville Field. Lease operating expenses and depletion for the period ended June 30, 2005 were $5,670.

Gross Profit. Gross profit for the month of July 2005 was $10,180 or 64%. The Company intends to continue to seek to acquire additional producing properties in order to increase its gross profit.

Operating Expenses. Operating expenses decreased for the period ended June 30, 2005, to $265,762 as compared to $972,386 for the period ended March 31, 2005. Operating expenses decreased this reporting period because the Company did not record a non-cash expense for the issuance of stock options to the CEO and CFO with exercise prices below market value as the Company did in the period ended March 31, 2005. The major components of operating expenses this current quarter were payroll expenses of $44,347, investor relations of $107,484 and professional services of $97,496. The Company’s current employees are its CEO and CFO who earn a specified amount of cash each month and the CEO is provided health insurance, a car allowance and a home office allowance. The Company continued to invest in its investor relations program during the period to inform current and potential investors of the Company’s operations. Professional services are comprised of accounting fees, legal fees, engineering fees and other professional services.

Other Income (Expense). During the quarter ended June 30, 2005, the Company earned $15,190 on three certificates of deposit held by a foreign bank. The Company incurred interest expense during the three month period of $13,696 on its promissory notes.

Net Loss. The Company recorded a net loss for the three month period ended June 30, 2005, of $254,088, or $0.00 per share (basic and diluted), compared with a net loss of $969,129, or $0.01 per share (basic and diluted), for the three month period ended March 31, 2005. The primary reason for the decrease in the net loss this quarter is that there was no granting of options with exercise prices below market value to the Company’s employees.

Liquidity and Capital Resources

Cash and Working Capital Position

At June 30, 2005, the Company had cash balances in non-restrictive accounts of $665,966 which includes one certificate of deposit at a foreign bank totaling $513,616 and positive working capital of $603,749. Included in the working capital balance is one certificate of deposit at a foreign bank maturing in December 2005 of $516,653.

Also included in the working capital balance at June 30, 2005, is $492,000 principal amount in the form of one year, 10% convertible secured notes to five investors. The notes are due in November and December 2005 and the funds were used to pay for lease bonus costs and drilling and completion costs of four wells on the Company’s Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holder, the notes are convertible into common stock of the Company at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding.

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2005, was $329,969. The Company recorded a net loss of $1,223,217 which was partially offset by non-cash charges totaling $828,748. The non-cash charges were composed of depletion of oil and gas properties, expenses associated with the issuance of common stock for services and the intrinsic value of stock options issued to employees below market value. The Company experienced an increase in accounts payable and accrued liabilities which also partially offset the net loss.

Net cash provided by investing activities was $226,613. A certificate of deposit which was listed as a non-cash item at December 31, 2004, matured during June 2005 and was reclassified as cash. During the six months ended June 30, 2005, the Company acquired an interest in the Abbeville Field in Vermillion Parish, Louisiana for $187,500, including commission and established an escrow account for plugging and abandonment costs for the field. Additionally, the Company paid $53,000 for its proportionate share of land and geological and geophysical costs of its prospect located in Jefferson Davis Parish, Louisiana and paid $12,000 for additional geological and geophysical analysis of its two prospects located in Hardin and Ohio Counties, Kentucky.

Net cash used by financing activities includes repayment of notes payable of $88,000, which use was offset by the exercise of stock options of $15,000 and the collection of a stock subscription receivable of $24,000.

As of June 30, 2005, the Company had cash and cash equivalents in non-restrictive accounts of $665,966 and a certificate of deposit with maturities greater than three months of $516,653. Although the Company generated revenue of $15,850 from operations for the period ended June 30, 2005, the Company will be required to seek external sources of financing to fund its operations. The Company believes it has the funding required to cover its operating expenses for the next twelve months however, in order to pursue its business plan, it will require additional funding. The Company raised $75,000 during September 2004 through the sale of its restricted stock to certain accredited investors, including its CEO and CFO. It issued promissory notes in the principal amount of $580,000 due in one year at 10% interest convertible into Company common stock at a conversion price of $0.80. The Company also sold 172,000 shares of its common stock and received proceeds of $43,000. It will require additional funding to fully develop its project located in Hardin County, Kentucky, should it decide to pursue this project, and for its project in Ohio County, Kentucky, if the initial well is successful. It will also require additional funding to participate in the drilling of its prospects in Jefferson Davis County, Louisiana and Brazoria County, Texas. The Company will attempt to obtain conventional reserve based bank financing for its proven reserve projects, if proven reserves are obtained. In order to fund its exploration prospects, the Company will be required to seek additional sources of financing. The Company currently has no commitments for any additional funding. There is no assurance that funds through other sources of financing will be available or, even if they are available, that they will be available on terms that will be acceptable to the Company. If the Company is unable to raise additional funds, it may have to limit its operations to an extent not presently determinable by management, but which may include the sale of any assets owned or the Company’s ceasing to conduct business. Should the Company be unable to obtain the funding needed to participate in the prospects it has committed to, it will not be able to participate in such prospects.

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

Notwithstanding the December 31, 2004, audit conducted by Leger, the Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures ((as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act)) as of the end of its second fiscal quarter 2005 and have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal controls over financial reporting identified in connection with its evaluation that occurred during its last fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made by the Company during the quarter ended June 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

Signature    Title           Date

/s/ Kevan Casey       Chief Executive Officer          July 29, 2005
Kevan Casey                         and Director

/s/ Carl A. Chase       Principal Financial and          July 29, 2005
Carl A. Chase         Accounting Officer and Director