Form 10QSB
period 2005-09-30
UNICORP INC /NEW
filed 2005-11-08
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes [X] No [_]

As of November 3, 2005, there were outstanding 82,802,769 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

UNICORP, INC.
AND SUBSIDIARIES
(A Company in the Developmental Stage)
INDEX TO FORM 10-QSB
September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A Company in the Developmental Stage)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$451,372	$818,324
Certificates of deposit	525,055	1,001,425
Oil and gas receivable	98,769	--
Deferred offering costs	352,500	--
Prepaid expenses	4,810	111,632
Total current assets	1,432,506	1,931,381
Oil and gas properties, full cost method:
Costs subject to amortization	551,483	--
Costs not subject to amortization	785,177	641,523
	1,336,660	641,523
Accumulated depletion	(14,836)	--
Oil and gas properties, net	1,321,824	641,523
Other assets	5,000	5,000
Total assets	$2,759,330	$2,577,904

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$247,900	$32,142
Notes payable	492,000	580,000
Accrued liabilities	47,158	8,548
Total current liabilities	787,058	620,690
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 82,719,725 and 82,127,034 issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	82,720	82,127
Additional paid-in capital	10,370,895	8,993,238
Stock subscription receivable	--	(24,000)
Deficit accumulated in the developmental stage	(8,481,343)	(7,094,151)
Total shareholders’ equity	1,972,272	1,957,214
Total liabilities and shareholders' equity	$2,759,330	$2,577,904

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER, 30, 2005 AND
INCEPTION (JULY 12, 2004) TO SEPTEMBER 30, 2005
(A Company in the Developmental Stage)
(Unaudited)

			Inception
	Three Months Ended	Nine Months Ended	(July 12, 2004) to
	September 30, 2005	September 30, 2005	September 30, 2005

Oil and gas revenue	$106,838	$122,688	$122,688
Lease operating expenses	44,089	49,347	49,347
Depletion expense	14,424	14,836	14,836
Gross profit	48,325	58,505	58,505

Operating expenses:
Office administration	8,011	19,053	26,617
Payroll expenses	36,214	118,187	118,187
Merger expenses	--	--	167,082
Investor relations	79,618	270,610	458,266
Professional services	73,675	271,434	420,578
Stock issuances below market value	--	--	6,047,950
Intrinsic value of employee stock options	--	720,000	720,000
Other	10,044	46,426	58,665
Total operating expenses	207,562	1,445,710	8,017,345

Other income (expense):
Interest income	8,504	41,144	42,876
Interest expense	(13,242)	(41,131)	(490,783)
Total other	(4,738)	13	(447,907)

Net loss	$(163,975)	$(1,387,192)	$(8,406,747)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.10)

Weighted average number of common shares outstanding:
Basic and diluted	82,429,452	82,243,221	81,049,373

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND
INCEPTION (JULY 12, 2004) TO SEPTEMBER 30, 2005
(A Company in the Developmental Stage)
(Unaudited)
		Inception
	Nine Months Ended	(July 12, 2004) to
	September 30, 2005	September 30, 2005
Cash flows from operating activities:
Net loss	$(1,387,192)	$(8,406,747)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion	14,836	14,836
Stock issuances below market value	--	6,047,950
Issuance of convertible notes below market value	--	443,626
Stock and stock options issued for services	136,883	227,750
Intrinsic value of employee stock options	720,000	720,000
Non-cash merger expenses	--	160,000
Non-cash investment income	(23,630)	(25,055)
Changes in assets and liabilities:
Accounts receivable	(98,769)	(98,769)
Deferred offering costs	(42,500)	(42,500)
Prepaid items	(4,810)	(4,810)
Accounts payable	305,758	337,900
Accrued liabilities	38,609	47,157
Net cash used in operating activities	(340,815)	(578,662)
Cash flows from investing activities:
Purchase of certificates of deposit	--	(1,000,000)
Maturity of certificates of deposit	500,000	500,000
Investment in oil and gas properties	(645,137)	(1,286,660)
Deposits	--	(5,000)
Net cash used in investing activities	(145,137)	(1,791,660)
Cash flows from financing activities:
Proceeds from notes payable	--	580,000
Repayment of notes payable	(88,000)	(88,000)
Stock issued for cash	--	118,000
Exercise of stock options	183,000	793,250
Collection of stock subscription receivable	24,000	24,000
Proceeds from contribution by shareholder	--	1,393,444
Net cash provided by financing activities	119,000	2,820,694
Net increase (decrease) in cash	(366,952)	450,372
Cash and cash equivalents, beginning of period	818,324	1,000
Cash and cash equivalents, end of period	$451,372	$451,372

Supplemental cash flow disclosures:
Interest paid	$--	$--
Taxes paid	$--	$--
Supplemental non-cash disclosures:
Stock issued for offering costs	$310,000	$310,000
Stock issued for acquisition of producing properties	$50,000	$50,000
Stock issued for payment of accounts payable	$90,000	$90,000

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(A Company in the Developmental Stage)

Note 1. Organization and Nature of Business, Statement of Information Furnished

The accompanying unaudited consolidated financial statements of Unicorp, Inc. and Subsidiaries (the “Company” or “Unicorp”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, and the results of operations and cash flows for the three and nine months ended September 30, 2005 and from inception (July 12, 2004) to September 30, 2005.

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

As of September 30, 2005, Unicorp had three wholly-owned subsidiaries as follows:

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

Stock Options

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of September 30, 2005, there were 669,500 non-qualified stock options outstanding at exercise prices ranging from $1.00 to $3.50 per share pursuant to the 2004 Plan, all of which are immediately exercisable. During the quarter ended September 30, 2005, the Company issued 250,000 non-qualified stock options to a consultant.

The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. The Company recorded $720,000 of stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the nine month period ended September 30, 2005, because certain options granted had exercise prices less than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Nine Months Ended September 30, 2005	Inception (July 12, 2004) to September 30, 2005

Net loss, as reported	$(1,387,192)	$(8,406,747)
Stock-based compensation under fair value method	(356,331)	(356,331)
Pro forma net loss	$(1,743,523)	$(8,763,078)

Net loss per share:
Basic and diluted, as reported	$(0.02)	$(0.10)
Stock-based compensation under fair value method	--	(0.01)
Basic and diluted, pro forma	$(0.02)	$(0.11)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 245%, risk-free interest rate of 1.5%, and expected life of five years.

Note 2. Reverse Merger

On July 29, 2004, Unicorp closed on a transaction acquiring all of the common stock of Affiliated Holdings, Inc., a Texas corporation (“Affiliated”), pursuant to a stock agreement by and among the Company, Affiliated and the stockholders of Affiliated (the “Stock Transaction”). As a result of the Stock Transaction, Affiliated became a wholly-owned subsidiary of the Company, through which the Company’s oil and gas operations are being conducted. References herein to the Company include Affiliated.

As a result of the closing of the Transaction, the Company issued an aggregate of 75,000,000 shares of its common stock to the former shareholders of Affiliated (in exchange for all the outstanding capital stock of Affiliated), resulting in the former shareholders of Affiliated owning approximately 99.2% of the issued and outstanding Company common stock. Affiliated paid $160,000 for the purchase of Unicorp and incurred $7,082 in legal fees to close the transaction.

Note 3. Common stock

During the nine months ended September 30, 2005, the Company issued 59,412 shares of its common stock to an individual for payment of accounts payable of $90,000 ($1.51 per share), which the Company valued at $90,000 and 1,250 shares to a company to replace a stock certificate erroneously issued by the Company’s prior transfer agent. In addition, the Company issued 160,000 shares to two individuals resulting from the exercise of stock options and the Company received cash of $183,000.

In conjunction with the equity distribution agreement with Cornell Capital Partners, the Company issued to Cornell a one-time commitment fee of 322,222 shares of its common stock valued at $300,000 and a one-time placement fee of 11,111 shares of its common stock to Monitor Capital, Inc. valued at $10,000.

    In September 2005, the Company issued 38,462 shares of its common stock, valued at $50,000, to an individual for as part of its purchase from the individual of his working interest in Abbeville Field and 3-D seismic data covering several square miles in Vermillion Parish, Louisiana.

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

The notes payable at September 30, 2005 and December 31, 2004, are as follows:

	September 30, 2005	December 31, 2004
Note due to an officer of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	$167,000	$230,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	135,000	135,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	130,000	130,000
Note due to an officer of the Company at an annual interest rate of 10%, due November 23, 2005 and convertible into Company common stock at $0.80 per share	10,000	10,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 13, 2005 and convertible into Company common stock at $0.80 per share	15,000	15,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	--	25,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	10,000	10,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 28, 2005 and convertible into Company common stock at $0.80 per share	25,000	25,000
Total notes payable	$492,000	$580,000

During the nine months ended September 30, 2005, the Company repaid $88,000 principal amount of the above notes to K.M. Casey No. 1 Ltd., of which the Company’s CEO is the president of the general partner.

Note 5. Funding

On August 8, 2005, the Company entered into an equity distribution agreement with Cornell Capital Partners. Pursuant to the equity distribution agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of its common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the equity distribution agreement, Cornell Capital Partners will pay the Company 96%, or a 4% discount, of the offering price, which is defined as the lowest closing bid price (as reported by Bloomberg L.P.) of the common stock on a principal market, or if the common stock is not traded on a principal market, the highest reported bid price for the common stock, as furnished by the National Association of Securities Dealers, Inc. The price paid by Cornell Capital Partners for the Company’s stock is determined as of the date of each individual request for an advance under the equity distribution agreement. Cornell Capital Partners will also retain 5% of each advance under the equity distribution agreement. The amount of each cash advance is limited to $2,000,000 per five consecutive trading days after the advance notice is provided to Cornell Capital Partners.

Upon the execution of the equity distribution agreement, Cornell Capital Partners received as a one-time commitment fee 322,222 shares of the Company’s common stock which was valued at $300,000 on the date of issuance. In connection with the equity distribution agreement, the Company has also entered into a placement agent agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer. Upon execution of the placement agent agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 11,111 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of its shares on the date of issuance. The Company recorded the costs of these stock issuances and payments made for legal fees pursuant to this funding transaction as deferred offering costs on its balance sheet.

Note 6. Oil and Gas Properties

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

In April 2005, the Company entered into a farmout agreement with La Mesa Partners, L.C., (“La Mesa”) in which the Company has committed to drill one well on the Hartford Prospect located in Ohio County, Kentucky. Under the terms of the agreement, the Company is to begin drilling operations by July 15, 2005, which date can be extended by La Mesa. The Company is to drill the well to a depth of 2,700 feet or a depth sufficient to test the base of the New Albany Shale formation. If the initial test well is successful, the Company has the option to purchase from La Mesa its interest in approximately 7,600 acres at a purchase price of $20 per acre. The Company will have a 100% working interest and an 81.5% net revenue interest in the prospect. The Company obtained an extension to October 31, 2005, of the farmout agreement due to rig availability in the region and began drilling operations on October 28, 2005.

Effective June 1, 2005, the Company completed the purchase of two producing oil wells and a saltwater disposal well with production facilities in the Abbeville Field located in Vermillion Parish, Louisiana. The purchase price was $175,000 and the Company had an approximate 35% working interest in the property. During the three months ended September 30, 2005, the Company acquired additional working interests from individuals in the Abbeville Field which has resulted in the Company owning 95.4% and 72.7% working interests in each well, respectively.

The Company is the designated operator of the field and has contracted with a contract operator to operate the field on its behalf. Due to the location of the wells in the Louisiana gulf coast, the wells were shut-in two days as a result of Hurricane Katrina and four days as a result of Hurricane Rita. The Company incurred no damage from Hurricane Katrina and only minor repairs were required as a result of Hurricane Rita. The Company intends to perform a full reservoir engineering analysis to determine if there are opportunities to expand production within the field and will utilize the 3-D seismic it acquired in the recent acquisition of an additional working interest to search for additional exploration and/or development prospects.

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

Note 7. Commitments and Contingent Liabilities

Lease Agreement

Effective November 1, 2004, the Company signed a six-month lease for office space at a cost of $200 per month. The lease expired on April 30, 2005, and is continuing on a month-to-month basis. The Company occupies office space from Herkimer Properties, LLC, of which Carl A. Chase, the Company’s CFO and a director, owns a 50% membership interest in Herkimer Properties, LLC.

Note 8. Related Party Transactions

See Note 4 “Notes Payable” for a discussion of amounts repaid to an affiliate.

See Note 7 “Commitments and Contingent Liabilities” for a discussion of office space provided by the Company’s CFO.

Note 9. Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and does not have sufficient capital to fund its commitments. This raises questions as to the ability of the Company to continue as a going concern. The Company has been developing a strategy to provide sufficient capital to meet its current obligations. See Note 5 “Fundings” for a discussion of the Company’s equity distribution agreement.

Note 10. Subsequent Event

Effective October 21, 2005, the Company entered into a letter agreement to participate with a 25% working interest in a prospect to reenter a previously drilled well to test the Cockfield formation at 11,000 feet in St. Landry Parish, Louisiana. The Company will have an 18.75% net revenue interest in the prospect. The Company has paid the operator $70,992 for its proportionate reimbursement for land costs and the Company’s share of drilling costs are estimated to be $136,500 for the initial well.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of September 30, 2005, and its results of operations for the three and nine month periods ended September 30, 2005, should be read in conjunction with the audited consolidated financial statements and notes included in Unicorp’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

Overview

Unicorp, Inc. is a developmental stage company and is engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from unconventional reservoirs such as fractured shales, coal beds and tight sands within the United States. The Company has obtained a farmout agreement to potentially acquire up to 7,600 net acres in the New Albany Shale trend in Ohio County, Kentucky. Effective June 1, 2005, the Company acquired an approximate 35% working interest in the Abbeville Field located in Vermillion Parish, Louisiana and effective August 1, 2005, purchased additional working interests in the field which have resulted in the Company owning 95.4% and 72.7% working interests in each well, respectively. In addition to the foregoing, the Company has entered into agreements to participate in three drilling prospects in Jefferson Davis Parish and St. Landry Parish, Louisiana and Brazoria County, Texas with working interests of 40%, 25% and 15%, respectively. The Company intends to expend its capital resources to develop these projects and seek out additional opportunities for drilling of fractured shales and conventional reserves and acquire oil and gas producing reserves within the continental United States.

Going Concern

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. Since inception the Company has experienced recurring losses from its operations, which losses have caused an accumulated deficit of $8,481,343 as of September, 2005. In addition, for the period inception (July 12, 2004) to December 31, 2004 and for the nine months ended September 30, 2005, the Company incurred a net loss of $7,019,555 and $1,387,192, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease operations altogether. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying consolidated financial statements will be adversely effected and the Company may have to cease operations.

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to the Company’s management at the time the estimates were made. The significant accounting policies are described in the Company’s consolidated financial statements.

Oil and Gas Properties

Unicorp follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities, are capitalized. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.

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

Net capitalized costs are limited to the lower of unamortized costs net of deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions and financial derivatives that hedge the Company’s oil and gas reserves; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost center being amortized and; (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.

Revenue Recognition

Revenue is recognized when title to the products transfer to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue, so that it recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves.

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

Results Of Operations For The Nine Months Ended September 30, 2005

Revenue

For the nine months ended September 30, 2005 Unicorp generated $122,688 in revenue. Effective June 1, 2005, the Company acquired an interest in the Abbeville Field located in Vermillion Parish, Louisiana and acquired additional interests effective August 1, 2005. All of the Company’s revenue was derived from the production of crude oil for the months of June through September 2005 from the Abbeville Field.

Lease Operating Expenses and Depletion

Lease operating expenses are comprised of the cost of operations of the Company’s interest in the Abbeville Field. Lease operating expenses and depletion for the nine months ended September 30, 2005 were $64,183, all of which were incurred in the months of June through September 2005.

Gross Profit

Gross profit for the nine months ended September 30, 2005 was $58,505. Effective August 1, 2005, the Company purchased additional working interests in the Abbeville Field and the Company expects its revenue, lease operating expenses, depletion and gross profit to increase in the future. Due to the location of the wells in the Louisiana gulf coast, the wells were shut-in two days as a result of Hurricane Katrina and four days as a result of Hurricane Rita. The Company incurred no damage from Hurricane Katrina and only minor repairs were required as a result of Hurricane Rita. The Company intends to perform a full reservoir engineering analysis to determine if there are opportunities to expand production within the field and will utilize the 3-D seismic it acquired in the recent acquisition of an additional working interest to search for additional exploration and/or development prospects.

Operating Expenses

Operating expenses decreased for the three months ended September 30, 2005, to $207,562 as compared to $265,762 for the three months ended June 30, 2005. The major components of operating expenses this current quarter were payroll expenses of $36,214, investor relations of $79,618 and professional services of $73,675. The Company’s current employees are its CEO and CFO who earn a specified amount of cash each month and the CEO is provided health insurance, a car allowance and a home office allowance. The Company continued to invest in its investor relations program during the period to inform current and potential investors of its operations. Professional services are comprised of accounting fees, legal fees, engineering fees and other professional services.

Other Income (Expense)

During the nine months ended September 30, 2005, the Company earned $41,144 on three certificates of deposit held by a foreign bank. The Company incurred interest expense during the nine months ended September 30, 2005 of $41,131 on its promissory notes. From its inception (July 12, 2004) to September 30, 2005, the Company had interest income of $42,876 and interest expense of $490,783. The Company’s total other income for the nine months ended September 30, 2005 was $13 and for the period from inception to September 30, 2005 was a loss of $447,907.

Net Loss

Unicorp recorded a net loss for the nine months ended September 30, 2005, of $1,387,192, or $0.02 per share (basic and diluted), compared with a net loss of $8,406,747 or $0.10 per share (basic and diluted), for the period from our inception (July 12, 2004) to September 30, 2005. The primary reason for these significant net losses is the cost associated with the start-up of the Company’s operations and stock issuances below market value.

Liquidity and Capital Resources

At September 30, 2005, the Company had cash balances in non-restrictive accounts of $451,372 one certificate of deposit at a foreign bank totaling $525,055 and positive working capital of $645,448.

Included in the working capital balance at September 30, 2005, is $492,000 principal amount in the form of one year, 10% convertible secured notes to five investors. The notes are due in November and December 2005 and the funds were used to pay for lease bonus costs and drilling and completion costs of four wells on our Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holders, the notes are convertible into our common stock at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from our operations as determined by our Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding.

Net cash used in operating activities for the nine months ended September 30, 2005, was $340,815. The Company recorded a net loss of $1,387,192 which was partially offset by non-cash charges totaling $871,719. The non-cash charges were composed of depletion of oil and gas properties, expenses associated with the issuance of common stock for services and the intrinsic value of stock options issued to employees below market value. In addition, the Company experienced an increase in accounts receivable of $98,769 associated with sales of crude oil and billings to its joint interest partners, an increase in deferred offering costs of $42,500 and an increase in prepaid items of $4,810. The Company experienced an increase in accounts payable of $305,758 primarily attributable to the acquisition of additional working interests and lease operating expenses at Abbeville Field and accrued liabilities of $38,609 due to accrued interest on the Company’s notes payable which also partially offset the net loss.

Net cash used in investing activities was $145,137. One certificate of deposit which was listed as a non-cash item at December 31, 2004, matured in the nine months ended September 30, 2005 During the nine months ended September 30, 2005, the Company acquired an interest in the Abbeville Field located in Vermillion Parish, Louisiana for $483,484 in cash and $50,000 in common stock, including commissions and established an escrow account for plugging and abandonment costs for the field. Additionally, the Company (i) paid $1,804 drilling costs and $54,804 for its proportionate share of land and geological and geophysical costs of its prospect located in Jefferson Davis Parish, Louisiana, (ii) paid $84,750 for its proportionate share of land and geological costs of its prospect located in Brazoria County, Texas and (iii) paid $12,000 for additional geological and geophysical analysis of its two prospects located in Hardin and Ohio Counties, Kentucky. The Company also incurred $4,688 of drilling costs on its Ohio County, Kentucky prospect.

Net cash provided by financing activities of $119,000 includes repayment of notes payable of $88,000, which use was offset by the exercise of stock options of $183,000 and the collection of a stock subscription receivable of $24,000.

There are no assurances that funds through other sources of financing will be available or, even if they are available, that they will be available on terms that will be acceptable to the Company. If Unicorp is unable to raise additional funds, it may have to limit its operations to an extent not presently determinable by management, but which may include the sale of any assets owned or the Company ceasing to conduct business. Should the Company be unable to obtain the funding needed to participate in the prospects to which it has committed, it will not be able to participate in such prospects.

On August 8, 2005, Unicorp entered into an equity distribution agreement with Cornell Capital Partners. Pursuant to the equity distribution agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of its common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the equity distribution agreement, Cornell Capital Partners will pay the Company 96%, or a 4% discount, of the offering price, which is defined as the lowest closing bid price (as reported by Bloomberg L.P.) of the common stock on a principal market, or if the common stock is not traded on a principal market, the highest reported bid price for the common stock, as furnished by the National Association of Securities Dealers, Inc. The price paid by Cornell Capital Partners for the Company’s stock is determined as of the date of each individual request for an advance under the equity distribution agreement. Cornell Capital Partners will also retain 5% of each advance under the equity distribution agreement. The amount of each cash advance is limited to $2,000,000 per five consecutive trading days after the advance notice is provided to Cornell Capital Partners.

Upon the execution of the equity distribution agreement, Cornell Capital Partners received as a one-time commitment fee 322,222 shares of the Company’s common stock which it valued at $300,000 on the date of issuance. In connection with the equity distribution agreement, the Company has also entered into a placement agent agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer. Upon execution of the placement agent agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 11,111 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of our shares on the date of issuance.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the fiscal year that begins after June 15, 2005. The Company has not yet determined the impact that SFAS 123R will have on its results of operations and expects to adopt SFAS 123R on January 1, 2006.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 “Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” provides guidance on the Act’s repatriation provision. The Company does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We do not believe that the adoption of EITF 03-13 will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by we in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its consolidated financial position, results of operations and cash flows.

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

Notwithstanding the December 31, 2004, audit conducted by Leger, on September 30, 2005 the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures ((as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act)) and have concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal controls over financial reporting identified in connection with its evaluation that occurred during its last fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2005, that were not registered under the Securities Act.

During August 2005, the Company issued 48,587 shares of its restricted common stock to an individual for payment of accounts payable of $60,000.

On August 8, 2005, the Company issued 322,222 shares of its common stock to Cornell Capital Partners as a one-time commitment fee under the equity distribution agreement, which it valued at $300,000.

On August 8, 2005, the Company issued 11,111 shares of its common stock to Monitor Capital, Inc. as a placement agent fee, which it valued at $10,000.

During September 2005, the Company issued 38,462 shares of its restricted common stock to an individual for the partial acquisition of the individual’s working interest in Abbeville Field located in Vermillion Parish, Louisiana and 3-D seismic data which it valued at $50,000.

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

Signature    Title   Date

/s/ Kevan Casey       Chief Executive Officer  November 8, 2005
Kevan Casey                 and Director

/s/ Carl A. Chase       Principal Financial and  November 8, 2005
Carl A. Chase         Accounting Officer and Director