Form 10KSB/A
period 2004-12-31
UNICORP INC /NEW
filed 2006-02-08
CIK 354507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A2 (SECOND AMENDMENT)

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

UNICORP, INC.
INDEX TO FORM 10-KSB/A2
December 31, 2004

EXPLANATORY NOTE

Unicorp, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A2 (this “Amendment”) to the Company’s Form 10-KSB for the year ended December 31, 2004 to make certain corrections to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005, as follows:

(i)	To provide additional disclosure to Item 8A. Controls and Procedures with regard to material weaknesses and steps being taken to remediate these weaknesses, and

(ii)	To update the certifications contained in this report.

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

Low Cost Development of Existing Property Base.

The Company intends to utilize low cost drilling techniques to develop the acreage it owns, or will own, in Hardin and Ohio County, Kentucky. These low cost development techniques are comprised of low drilling costs due to the marginal depths the Company is required to drill to reach its objective formation, which costs are somewhat offset by the required cost of fracture stimulation to determine if the wells are commercially productive.

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

Interest Expense. During the quarter ended December 31, 2004, the Company issued $580,000 principal amount of promissory notes due in one year at an annual interest rate of ten percent (10%) and convertible into Company common stock at any time prior to their maturity at a conversion price of $0.80 per share. The notes were deemed to have a beneficial conversion feature as the conversion price was less than the fair market value on the date of funding. The beneficial conversion feature was computed to be $443,626 and was charged to interest expense during the quarter ended December 31, 2004.

Net Loss. The Company recorded a net loss of $7,019,555 for the period ended December 31, 2004 which was $0.09 per share, basic and diluted. The previously discussed operating expenses were the reason for the loss.

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

Thomas Leger & Co. L.L.P.

April 13, 2005
Houston, Texas

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(A Company in the Developmental Stage)

December 31,
2004

ASSETS

Current assets:
Cash and cash equivalents	$818,324
Certificates of deposit	1,001,425
Prepaid expenses	111,632
Total current assets	1,931,381
Oil and gas properties, full cost method:
Costs subject to amortization	--
Costs not subject to amortization	641,523
Oil and gas properties	641,523
Other assets	5,000
Total assets	$2,577,904

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$32,142
Notes payable	580,000
Accrued liabilities	8,548
Total current liabilities	620,690
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--
Common stock, $.001 par value, 1,500,000,000 shares authorized,
82,127,034 issued and outstanding at December 31, 2004	82,127
Additional paid-in capital	8,993,238
Stock subscription receivable	(24,000)
Deficit accumulated in the developmental stage	(7,094,151)
Total shareholders’ equity	1,957,214
Total liabilities and shareholders' equity	$2,577,904

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

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCEPTION (JULY 12, 2004) THROUGH DECEMBER 31, 2004
(A Company in the Developmental Stage)

2004

Cash flows from operating activities:
Net loss	$(7,019,555)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issuances below market value	6,047,950
Issuance of convertible notes below market value	443,626
Stock issued for services	30,867
Stock options issued for services	60,000
Non-cash merger expenses	160,000
Changes in assets and liabilities:
Accounts payable	32,142
Accrued liabilities	8,549
Net cash used in operating activities	(236,421)

Cash flows from investing activities:
Purchase of certificates of deposit	(1,001,425)
Investment in oil and gas properties	(641,523)
Deposits	(5,000)
Net cash used in investing activities	(1,647,948)

Cash flows from financing activities:
Proceeds from notes payable	580,000
Stock issued for cash	118,000
Exercise of stock options	610,250
Proceeds from contribution by shareholder	1,393,443
Net cash provided by financing activities	2,701,693

Net increase in cash	817,324
Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$818,324

Supplemental cash flow disclosures:
Interest paid	$--
Taxes paid	$--

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

Certificates of Deposit

At December 31, 2004, the Company had two certificates of deposit with original maturities in excess of three months with a foreign bank which are not insured. The principal amounts, maturities and interest rates of the certificates of deposit are approximately as follows:

Principal Amount	Interest Rate	Maturity Date
$500,000	5.275%	June 23, 2005
500,000	6.275%	December 23, 2005
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

Stock option activity during the year ended December 31, 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2004	--	$ --
Granted	605,000	$2.12
Exercised	388,000	$1.63
Forfeited	--	--
Expired	--	--
Outstanding, December 31, 2004	217,000	$3.00
Exercisable, December 31, 2004	217,000	$3.00

At December 31, 2004, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.00 to $3.50 and 3.9 years, respectively. The weighted average grant date fair value of the options issued in 2004 amounted to $2.12.

Note 9. Income Taxes

The Company has incurred net losses since the merger with Affiliated. (See Note 1.) and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward from July 12, 2004, has been fully reserved. The cumulative estimated operating loss carry-forward is approximately $365,935 at December 31, 2004, and will expire in 2024. The Company’s net operating loss carry-forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report on Form 10-KSB (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

    This is a different conclusion than originally disclosed when the Company filed its Form 10-KSB for the year ended December 31, 2004. In connection with the completion of its audit of, and the issuance of a report on the Company’s financial statements for the year ended December 31, 2004, Thomas Leger & Co., L.L.P. (“Leger”) identified deficiencies in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Comapny Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company concurs with the two identified material weaknesses, as follows:

(i)
The Company has inadequate segregation of duties within each of its accounting processes and a lack of sufficient monitoring controls over these processes to mitigate this risk. The responsibilities assigned to the Company’s Chief Financial Officer include substantially all financial reporting and accounting functions with no additional personnel in the Company having an adequate knowledge of accounting principles and practices. Accordingly, the preparation of financial statements and related functional and monitoring controls has not been segregated, and

(ii)
 The Company lacks procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. GAAP.  As a result, certain transactions had not been properly recorded and several adjustments to the financial statements that were considered material to the financial position at December 31, 2004, and results of operations for the year then ended had to be recorded.

    Changes in internal control over financial reporting. No changes in the Company's internal control over financial reporting have occured during the Company's fiscal year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

    Because the Company lacks the financial resources to support in-house accounting personnel at this time, no formal steps have yet been taken to resolve the weaknesses identified by the auditor. However, as of the date of this report, the Company has begun taking the following remediation steps, among others, to enhance its internal control over financial reporting and reduce control deficiencies in general, including the material weaknesses enumerated above:

(i)
Effective February 1, 2006, the Company has hired a Chief Operating Officer who will be responsible for approving all vendor invoices which pertain to the Company’s drilling and producing operations and the Company is currently seeking an administrative assistant to process accounts payable, accounts receivable and payroll;

(ii)	For all non-routine and complex accounting matters, the Company will retain the outside services of a professional accounting firm; and

(iii)
The Company will emphasize enhancement of the segregation of duties based on the limited resources the Company has and, where practicable, the Company will continue to assess the cost versus benefits of adding additional resources that would mitigate the situation.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEMS 9, 10, 11 AND12

These items have been omitted in accordance with the general instructions to Form 10-KSB. The information required by these items will be included in the Company’s definitive proxy or information statement to be filed no later than April 28, 2005, and are incorporated by reference in this annual report.

The Company has adopted a Code of Ethics, included in this report as Exhibit 14.1, which applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.

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

10.8	2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004) *
10.9	Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum, Inc. (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-QSB filed on November 22, 2004)
10.10	Employment Agreement with Kevan Casey (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 5, 2005) *
10.11	Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 5, 2005) *
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed on April 15, 2005)
23.1	Consent of Thomas Leger & Co., LLC
31.1	Certification of Kevan M. Casey
31.2	Certification of Carl A. Chase
32.1	Certification for Sarbanes-Oxley Act of Kevan M. Casey
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase

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

Date: February 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature    Title           Date

        /s/ Kevan Casey   Chief Executive Officer and         February 6, 2006
          Kevan Casey          Chairman of the Board

        /s/ Carl A. Chase   Principal Accounting Officer and     February 6, 2006
          Carl A. Chase        Director

INDEX TO EXHIBITS

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

10.8	2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004) *
10.9	Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum, Inc. (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-QSB filed on November 22, 2004)
10.10	Employment Agreement with Kevan Casey (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 5, 2005) *
10.11	Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 5, 2005) *
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed on April 15, 2005)
23.1	Consent of Thomas Leger & Co., LLC
31.1	Certification of Kevan M. Casey
31.2	Certification of Carl A. Chase
32.1	Certification for Sarbanes-Oxley Act of Kevan M. Casey
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase

* Indicates management contract or compensatory plan or arrangement.