Form 10QSB/A
period 2005-03-31
UNICORP INC /NEW
filed 2006-02-08
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A (FIRST AMENDMENT)

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

UNICORP, INC.
INDEX TO FORM 10-QSB/A
March 31, 2005

EXPLANATORY NOTE

Unicorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A1 (this “Amendment”) to the Company’s Form 10-QSB for the quarter ended March 31, 2005 to make certain corrections to the Company's Form 10-QSB filed with the Securities and Exchange Commission on May 20, 2005, as follows:

(i)	To provide additional disclosure to Item 3. Controls and Procedures with regard to material weaknesses and steps being taken to remediate these weaknesses, and
(ii)	To update the certifications contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A Company in the Developmental Stage)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$646,459	$818,324
Certificates of deposit	1,015,786	1,001,425
Prepaid expenses	59,797	111,632
Total current assets	1,722,042	1,931,381
Oil and gas properties, full cost method:
Costs not subject to amortization	641,523	641,523
Other assets	5,000	5,000
Total assets	$2,368,565	$2,577,904

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$54,243	$32,142
Notes payable	514,000	580,000
Accrued liabilities	22,987	8,548
Total current liabilities	591,230	620,690
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 82,156,609 and 82,127,034 issued and outstanding at
March 31, 2005 and December 31, 2004, respectively	82,157	82,127
Additional paid-in capital	9,762,958	8,993,238
Stock subscription receivable	(4,500)	(24,000)
Deficit accumulated in the developmental stage	(8,063,280)	(7,094,151)
Total shareholders’ equity	1,777,335	1,957,214
Total liabilities and shareholders' equity	$2,368,565	$2,577,904

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

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND
INCEPTION (JULY 12, 2004) TO MARCH 31, 2005
(A Company in the Developmental Stage)
(Unaudited)
	Three Months	Inception
	Ended	(July 12, 2004) to
	March 31, 2005	March 31, 2005
Cash flows from operating activities:
Net loss	$(969,129)	$(7,988,684)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issuances below market value	--	6,047,950
Issuance of convertible notes below market value	--	443,626
Stock and stock options issued for services	51,300	142,167
Intrinsic value of employee stock options	720,000	720,000
Non-cash merger expenses	--	160,000
Non-cash investment income	(14,361)	(15,786)
Changes in assets and liabilities:
Prepaid items	786	786
Accounts payable	52,100	84,243
Accrued liabilities	14,439	22,987
Net cash used in operating activities	(144,865)	(382,711)
Cash flows from investing activities:
(Purchase)/maturity of certificates of deposit	--	(1,000,000)
Investment in oil and gas properties	--	(641,523)
Deposits	--	(5,000)
Net cash provided by (used in) investing activities	--	(1,646,523)
Cash flows from financing activities:
Proceeds from notes payable	--	580,000
Repayment of notes payable	(66,000)	(66,000)
Stock issued for cash	--	118,000
Exercise of stock options	15,000	625,250
Collection of stock subscription receivable	24,000	24,000
Proceeds from contribution by shareholder	--	1,393,443
Net cash provided by (used in) financing activities	(27,000)	2,674,693
Net increase (decrease) in cash	(171,865)	645,459
Cash and cash equivalents, beginning of period	818,324	1,000
Cash and cash equivalents, end of period	$646,459	$646,459

Supplemental cash flow disclosures:
Interest paid	$--	$--
Taxes paid	$--	$--
Supplemental non-cash disclosures:
Stock issued for payment of accounts payable	$30,000	$30,000

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A (Second Amendment) for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months	Inception
	Ended	(July 12, 2004) to
	March 31, 2005	March 31, 2005

Net loss, as reported	$(969,129)	$(7,988,684)
Stock-based compensation under fair value method	(356,331)	(356,331)
Pro forma net loss	$(1,325,460)	$(8,345,015)

Net loss per share:
Basic and diluted, as reported	$(0.01)	$(0.10)
Stock-based compensation under fair value method	(0.00)	(0.00)
Basic and diluted, pro forma	$(0.01)	$(0.10)

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

The notes payable at March 31, 2005 and December 31, 2004, are as follows:

	March 31, 2005	December 31, 2004
Note due to an officer of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	$189,000	$230,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	135,000	135,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	130,000	130,000
Note due to an officer of the Company at an annual interest rate of10%, due November 23, 2005 and convertible into Company common stock at $0.80 per share	10,000	10,000
Note due to an officer of the Company at an annual interest rate of10%, due December 13, 2005 and convertible into Company common stock at $0.80 per share	15,000	15,000
Note due to an officer of the Company at an annual interest rate of10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	--	25,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	10,000	10,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 28, 2005 and convertible into Company common stock at $0.80 per share	25,000	25,000
Total notes payable	$514,000	$580,000

During the quarter ended March 31, 2005, the Company repaid $66,000 principal amount of the above notes to K.M. Casey No. 1 Ltd., of which the Company’s CEO is the president of the general partner.

Note 5. Oil and Gas Properties

Oil and gas properties consist of the following at March 31, 2005:

Lease bonus costs	$161,523
Prepaid drilling costs	480,000
Total	$641,523

Pursuant to its agreement with P5 Petroleum, Inc., (“P5”) the Company has advanced $480,000 to P5 to cover its commitment for the initial four wells drilled on its Cecilia Prospect and $100,000 for lease bonus. During January and February 2005, P5 drilled and fracture stimulated the four wells. The current status of the four wells is they appear to be uneconomical and the Comapny does not expect any production from these wells. P5 has proposed to the Company additional stimulation procedures in order to repair damage done to the wells during the completion phase. The initial four wells were drilled on a “turnkey basis” and as such, the Company has requested P5 to perform the stimulation procedures on the potentially damaged wells at its sole cost and expense. Based upon the information that has been provided to the Company, the Company does not anticipate proceeding with any drilling on this prospect.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2005, and its results of operations for the three months ended March 31, 2005, should be read in conjunction with the audited consolidated financial statements and notes included in Unicorp’s Form 10-KSB/A (Second Amendment) for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

Operating Expenses. Operating expenses for the period ended March 31, 2005, were $972,386. The major components of operating expenses were payroll and related of $37,626, investor relations of $83,508, professional services of $100,263 and non-cash expenses associated with the intrinsic value of employee stock options of $720,000. Beginning January 1, 2005, the Company the Company retained its CEO and CFO as employees. The employees earn a specified amount each month and the CEO is provided health insurance, a car allowance and a home office allowance. The Company continued to invest in its investor relations program during the period to inform current and potential investors of the Company’s operations. Professional services are comprised of accounting fees for the Company’s audit for the year ended December 31, 2004, legal fees, engineering fees and other professional services. In accordance with Accounting Principles Board Opinion No. 25, the Company recorded the intrinsic value of stock options granted to the CEO and CFO because the exercise prices were below the then current market value.

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

Liquidity and Capital Resources

Cash and Working Capital Position

At March 31, 2005, the Company had cash balances in non-restrictive accounts of $646,459 which includes one certificate of deposit at a foreign bank totaling $303,396 and positive working capital of $1,130,812. Included in the working capital balance are certificates of deposit at a foreign bank maturing in June and December 2005 of $1,015,786.

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

Net cash provided by investing activities related to the maturing of a certificate of deposit in June 2005 and the reclassification to cash and cash equivalents.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report on Form 10-QSB (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

    Changes in internal control over financial reporting. No changes in the Company's internal control over financial reporting have occured during the Company's fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Signature    Title           Date

    /s/ Kevan Casey       Chief Executive Officer          February 8, 2006
    Kevan Casey            and Director

    /s/ Carl A. Chase       Principal Financial and        February 8, 2006
    Carl A. Chase         Accounting Officer and Director