Form 10QSB/A
period 2005-06-30
UNICORP INC /NEW
filed 2006-02-08
CIK 354507

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

UNICORP, INC.
AND SUBSIDIARIES
(A Company in the Developmental Stage)
INDEX TO FORM 10-QSB
June 30, 2005

EXPLANATORY NOTE
Unicorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A1 (this “Amendment”) to the Company’s Form 10-QSB for the quarter ended June 30, 2005 to make certain corrections to the Company's Form 10-QSB filed with the Securities and Exchange Commission on July 29, 2005, as follows:

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

Weighted average number of common shares outstanding
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A Second Amendmnet for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

Lease Operating Expenses and Depletion. Lease operating expenses are comprised of the cost of operations of the Company’s interest in the Abbeville Field. Lease operating expenses and depletion for the month of June 2005 were $5,670.

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

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2005, was $329,969. The Company recorded a net loss of $1,223,217 which was partially offset by non-cash charges totaling $828,748. The non-cash charges were composed of depletion of oil and gas properties, expenses associated with the issuance of common for services and the intrinsic value of stock options issued to employees below market value. The Company experienced an increase in accounts payable and accrued liabilities which also partially offset the net loss.

Net cash provided by investing activities was $226,613. A certificate of deposit which was listed as a non-cash item at December 31, 2004, matured during June 2005 and was reclassified as cash. During the six months ended June 30, 2005, the Company acquired an interest in the Abbeville Field in Vermillion Parish, Louisiana for $187,500, including commission and established an escrow account for plugging and abandonment costs for the field. Additional, the Company paid $53,000 for its proportionate share of land and geological and geophysical costs of its prospect located in Jefferson Davis Parish, Louisiana and paid $12,000 for additional geological and geophysical analysis of its two prospects located in Hardin and Ohio Counties, Kentucky.

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

    Changes in internal control over financial reporting. No changes in the Company's internal control over financial reporting have occured during the Company's fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.8	2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004) *
10.9	Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum, Inc. (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-QSB filed on November 22, 2004)
10.10	Employment Agreement with Kevan Casey (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 5, 2005) *
10.11	Employment Agreement with Carl A. Chase (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 5, 2005) *
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed on April 15, 2005.
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004)
31.1	Certification of Kevan M. Casey
31.2	Certification of Carl A. Chase
32.1	Certification for Sarbanes-Oxley Act of Kevan M. Casey
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase

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