Form 10QSB/A
period 2005-09-30
UNICORP INC /NEW
filed 2006-02-08
CIK 354507

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

UNICORP, INC.
AND SUBSIDIARIES
(A Company in the Developmental Stage)
INDEX TO FORM 10-QSB/A
September 30, 2005

EXPLANATORY NOTE

Unicorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A1 (this “Amendment”) to the Company’s Form 10-QSB for the quarter ended September 30, 2005 to make certain corrections to the Company's Form 10-QSB filed with the Securities and Exchange Commission on July 29, 2005, as follows:

(i)	To provide additional disclosure to Item 3. Controls and Procedures with regard to material weaknesses and steps being taken to remediate these weaknesses, and
(ii)	To update the certifications contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A Company in the Developmental Stage)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$451,372	$818,324
Certificates of deposit	525,055	1,001,425
Oil and gas receivable	98,769	--
Deferred offering costs	352,500	--
Prepaid expenses	4,810	111,632
Total current assets	1,432,506	1,931,381
Oil and gas properties, full cost method:
Costs subject to amortization	551,483	--
Costs not subject to amortization	785,177	641,523
	1,336,660	641,523
Accumulated depletion	(14,836)	--
Oil and gas properties, net	1,321,824	641,523
Other assets	5,000	5,000
Total assets	$2,759,330	$2,577,904

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$247,900	$32,142
Notes payable	492,000	580,000
Accrued liabilities	47,158	8,548
Total current liabilities	787,058	620,690
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 82,719,725 and 82,127,034 issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	82,720	82,127
Additional paid-in capital	10,370,895	8,993,238
Stock subscription receivable	--	(24,000)
Deficit accumulated in the developmental stage	(8,481,343)	(7,094,151)
Total shareholders’ equity	1,972,272	1,957,214
Total liabilities and shareholders' equity	$2,759,330	$2,577,904

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER, 30, 2005 AND
INCEPTION (JULY 12, 2004) TO SEPTEMBER 30, 2005
(A Company in the Developmental Stage)
(Unaudited)

	Three Months	Nine Months	Inception
	Ended	Ended	(July 12, 2004) to
	September 30, 2005	September 30, 2005	September 30, 2005

Oil and gas revenue	$106,838	$122,688	$122,688
Lease operating expenses	44,089	49,347	49,347
Depletion expense	14,424	14,836	14,836
Gross profit	48,325	58,505	58,505

Operating expenses:
Office administration	8,011	19,053	26,617
Payroll expenses	36,214	118,187	118,187
Merger expenses	--	--	167,082
Investor relations	79,618	270,610	458,266
Professional services	73,675	271,434	420,578
Stock issuances below market value	--	--	6,047,950
Intrinsic value of employee stock options	--	720,000	720,000
Other	10,044	46,426	58,665
Total operating expenses	207,562	1,445,710	8,017,345

Other income (expense):
Interest income	8,504	41,144	42,876
Interest expense	(13,242)	(41,131)	(490,783)
Total other	(4,738)	13	(447,907)

Net loss	$(163,975)	$(1,387,192)	$(8,406,747)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.10)

Weighted average number of common shares outstanding:
Basic and diluted	82,429,452	82,243,221	81,049,373

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND
INCEPTION (JULY 12, 2004) TO SEPTEMBER 30, 2005
(A Company in the Developmental Stage)
(Unaudited)
	Nine Months	Inception
	Ended	(July 12, 2004) to
	September 30, 2005	September 30, 2005
Cash flows from operating activities:
Net loss	$(1,387,192)	$(8,406,747)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion	14,836	14,836
Stock issuances below market value	--	6,047,950
Issuance of convertible notes below market value	--	443,626
Stock and stock options issued for services	136,883	227,750
Intrinsic value of employee stock options	720,000	720,000
Non-cash merger expenses	--	160,000
Non-cash investment income	(23,630)	(25,055)
Changes in assets and liabilities:
Accounts receivable	(98,769)	(98,769)
Deferred offering costs	(42,500)	(42,500)
Prepaid items	(4,810)	(4,810)
Accounts payable	305,758	337,900
Accrued liabilities	38,609	47,157
Net cash used in operating activities	(340,815)	(578,662)
Cash flows from investing activities:
Purchase of certificates of deposit	--	(1,000,000)
Maturity of certificates of deposit	500,000	500,000
Investment in oil and gas properties	(645,137)	(1,286,660)
Deposits	--	(5,000)
Net cash provided by (used in) investing activities	(145,137)	(1,791,660)
Cash flows from financing activities:
Proceeds from notes payable	--	580,000
Repayment of notes payable	(88,000)	(88,000)
Stock issued for cash	--	118,000
Exercise of stock options	183,000	793,250
Collection of stock subscription receivable	24,000	24,000
Proceeds from contribution by shareholder	--	1,393,443
Net cash provided by financing activities	119,000	2,820,693
Net increase (decrease) in cash	(366,952)	450,372
Cash and cash equivalents, beginning of period	818,324	1,000
Cash and cash equivalents, end of period	$451,372	$451,372

Supplemental cash flow disclosures:
Interest paid	$--	$--
Taxes paid	$--	$--
Supplemental non-cash disclosures:
Stock issued for offering costs	$310,000	$310,000
Stock issued for acquisition of producing properties	$50,000	$50,000
Stock issued for payment of accounts payable	$90,000	$90,000

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

Operating Expenses

Operating expenses decreased for the three months ended September 30, 2005, to $207,562 as compared to $265,762 for the three months ended June 30, 2005. The major components of operating expenses this current quarter were payroll expenses of $36,214, investor relations of $79,618 and professional services of $73,675. The Company’s current employees are its CEO and CFO who earn a specified amount of cash each month and the CEO is provided health insurance, a car allowance and a home office allowance. The Company continued to invest in its investor relations program during the period to inform current and potential investors of its operations. Professional services are comprised of accounting fees, legal fees, engineering fees, commitment fees, placement fees and other professional services.

Other Income (Expense)

During the nine months ended September 30, 2005, the Company earned $41,144 on three certificates of deposit held by a foreign bank. The Company incurred interest expense during the nine months ended September 30, 2005 of $41,131 on its promissory notes. From its inception July 12, 2004) to September 30, 2005, the Company had interest income of $42,876 and interest expense of $490,783. The Company’s total other income for the nine months ended September 30, 2005 was $13 and for the period from inception to September 30, 2005 was a loss of $447,907.

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

    Changes in internal control over financial reporting. No changes in the Company's internal control over financial reporting have occured during the Company's fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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