Form 10KSB
period 2005-12-31
UNICORP INC /NEW
filed 2006-04-17
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 2-73389

UNICORP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada       75-1764386
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

5750 Westheimer, Suite 970, Houston, Texas    77056
(Address of principal executive offices)   (Zip Code)

Registrant’s telephone number, including area code:  (713) 802-2944

Securities registered pursuant to Section 12(B) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $.001 Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2005, were $242,165.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 12, 2006, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $6,271,420.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant’s common stock outstanding as of April 12, 2006, was 86,633,463 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant’s proxy or information statement for its annual meeting of shareholders, which will be filed by the Registrant on or before April 29, 2006.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

UNICORP, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-KSB
December 31, 2005

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Form 10-KSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause Unicorp’s actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This Form 10-KSB contains forward-looking statements, including statements regarding, among other things, (a) the Company’s projected sales and profitability, (b) its growth strategies, (c) anticipated trends in its industry, (d) its future financing plans and (e) its anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis” and “Description of Business,” as well as in this Form 10-KSB generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-KSB generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will in fact occur.

The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Unicorp, Inc. (the “Company” or “Unicorp”), a developmental stage company, is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from unconventional reservoirs such as fractured shales, coal beds and tight sands within the United States. The Company has obtained a farmout agreement to and has acquired approximately 7,600 net acres in the New Albany Shale trend in Ohio County, Kentucky and an additional 2,500 acres in Logan County, Kentucky. The Company has drilled its initial well in Ohio County and has staked and permitted its second well. Effective June 1, 2005, the Company acquired an approximate 35% working interest in the Abbeville Field located in Vermillion Parish, Louisiana. During the three months ended September 30, 2005, the Company acquired additional working interests from individuals in the Abbeville Field which has resulted in Unicorp owning a 95.4% and 72.7% working interest in each well, respectively. In addition to the foregoing, Unicorp has entered into agreements to participate in three drilling prospects. The Company drilled its initial well of which it has a 40% before payout working interest, 35% after payout working interest, in the North Edna Prospect located in Jefferson Davis Parish, Louisiana which encountered approximately ten feet of oil pay and intends to begin production operations during the second fiscal quarter. The Company is participating in a re-entry well in St. Landry Parish, Louisiana where it has a 25% working interest and is participating in the drilling of an approximate 14,500 foot well in Brazoria County, Texas with a 29.412% before casing point working interest and a 25% after casing point working interest. The Company intends to expend its capital resources to develop these projects and seek out additional opportunities for drilling of fractured shales and conventional reserves and acquire oil and gas producing reserves within the continental United States.

The Company’s Internet address is http://www.unicorpinc.net. Information contained on the Company’s web site is not a part of this annual report. The Company’s stock is traded on the OTC Bulletin Board under the symbol “UCPI.”

Organizational History

Unicorp, Inc. was originally incorporated in 1981 in the State of Nevada under the name of Texoil, Inc., to engage in minerals exploration, production, refining and transportation. Unicorp was not engaged in any significant activities between 1992 and July 2004. On July 29, 2004, Unicorp acquired all of the common stock of Affiliated Holdings, Inc., a Texas corporation (“AHI”), pursuant to a stock agreement by and among the Company, AHI and the stockholders of AHI (the “Stock Transaction”). As a result of the Stock Transaction, AHI became a wholly-owned subsidiary of the Company, through which the Company’s oil and gas operations are being conducted. References herein to the Company include AHI. As a result of the closing of the Stock Transaction, the Company issued an aggregate of 75,000,000 shares of its common stock to the former shareholders of AHI (in exchange for all the outstanding capital stock of AHI), resulting in the former shareholders of AHI owning approximately 99.2% of the issued and outstanding Company common stock.

Business Strategy

Unicorp’s business strategy is designed to achieve its principal objectives of growth in reserves, production and cash flow to increase shareholder value. Key elements of its business strategy are:

Focus on Unconventional Natural Gas Reserves

Unconventional reservoirs such as fractured shales, coal beds and tight sands will not produce at commercial rates until such time as the formation is successfully stimulated with fracturing. The Company currently has a 100% working interest in approximately 7,600 net acres situated in Ohio County, Kentucky and in March 2006 acquired an additional 2,500 net acres in Logan County, Kentucky. The Company has recently drilled its initial well in Ohio County and has fracture stimulated the New Albany Shale formation. The Company has staked and permitted its second well on this prospect.

Low Cost Development of Existing Property Base.

The Company intends to utilize low cost drilling techniques to develop the acreage it owns in Ohio and Logan Counties, Kentucky. These low cost development techniques are comprised of low drilling costs due to the marginal depths the Company is required to drill to reach its objective formation, which costs are somewhat offset by the required cost of fracture stimulation to determine if the wells are commercially productive.

Pursuit of Selective Complimentary Acquisitions.

The Company intends to seek acquisitions of existing producing properties or opportunities to drill in an attempt to find additional conventional and unconventional reserves. Effective June 1, 2005, the Company acquired an approximate 35% working interest in the Abbeville Field located in Vermillion Parish, Louisiana. During the three months ended September 30, 2005, the Company acquired additional working interests from individuals in the Abbeville Field which has resulted in it owning a 95.4% and 72.7% working interest in each well, respectively. In addition to the foregoing, the Company has entered into agreements to participate in three drilling prospects in Jefferson Davis Parish, Louisiana, St. Landry Parish, Louisiana and Brazoria County, Texas with working interests of 40%, 25% and 25%, respectively. The Company intends to expend its capital resources to develop these projects and seek out additional opportunities for drilling of fractured shales and conventional reserves and acquire oil and gas producing reserves within the continental United States.

Governmental Regulations

The Company’s operations are affected from time to time in varying degrees by political developments and U.S. federal, state, and local laws and regulations. In particular, natural gas and crude oil production and related operations are, or have been, subject to price controls, taxes and other laws and regulations relating to the industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the Company’s cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted so it is unable to predict the future cost or impact of complying with such laws and regulations.

Environmental Matters

The Company’s natural gas and crude oil exploration, development and production operations are subject to stringent U.S. federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue regulations to implement and enforce such laws, and compliance is often difficult and costly. Failure to comply may result in substantial costs and expenses, including possible civil and criminal penalties. These laws and regulations may:

•	require the acquisition of a permit before drilling commences;

•	restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and processing activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas;

•	require remedial action to prevent pollution from former operations such as plugging abandoned wells; and

•	impose substantial liabilities for pollution resulting from operations.

In addition, these laws, rules and regulations may restrict the rate of natural gas and crude oil production below the rate that would otherwise exist. The regulatory burden on the industry increases the cost of doing business and consequently affects the Company’s profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect its financial position, results of operations and cash flows. While the Company believes that it is in substantial compliance with current applicable environmental laws and regulations, and it has not experienced any materially adverse effect from compliance with these environmental requirements, it cannot assure you that this will continue in the future.

The U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the present or past owners or operators of the disposal site or sites where the release occurred and the companies that transported or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including natural gas and crude oil, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as “hazardous substances” under CERCLA and thus such wastes may become subject to liability and regulation under CERCLA. State initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have adverse impacts on the Company.

Stricter standards in environmental legislation may be imposed on the industry in the future. For instance, legislation has been proposed in the U.S. Congress from time to time that would reclassify certain exploration and production wastes as “hazardous wastes” and make the reclassified wastes subject to more stringent handling, disposal and clean-up restrictions. Compliance with environmental requirements generally could have a materially adverse effect upon the Company’s financial position, results of operations and cash flows. Although the Company has not experienced any materially adverse effect from compliance with environmental requirements, it cannot assure you that this will continue in the future.

The U.S. Federal Water Pollution Control Act (“FWPCA”) imposes restrictions and strict controls regarding the discharge of produced waters and other petroleum wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of crude oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. Federal effluent limitations guidelines prohibit the discharge of produced water and sand, and some other substances related to the natural gas and crude oil industry, into coastal waters. Although the costs to comply with zero discharge mandated under federal or state law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a materially adverse impact on its financial condition and results of operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

The U.S. Resource Conservation and Recovery Act (“RCRA”), generally does not regulate most wastes generated by the exploration and production of natural gas and crude oil. RCRA specifically excludes from the definition of hazardous waste “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy.” However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing solid hazardous waste may be significant, the Company does not expect to experience more burdensome costs than would be borne by similarly situated companies in the industry.

In addition, the U.S. Oil Pollution Act (“OPA”) requires owners and operators of facilities that could be the source of an oil spill into “waters of the United States,” a term defined to include rivers, creeks, wetlands and coastal waters, to adopt and implement plans and procedures to prevent any spill of oil into any waters of the United States. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Substantial civil and criminal fines and penalties can be imposed for violations of OPA and other environmental statutes.

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

Customers

Once production begins from the Company’s properties, typical customers will be marketers of oil and natural gas products and the Company will seek end-users for the sale of its production.

Employees

The Company currently has three employees, Kevan Casey, Chief Executive Officer, Carl A. Chase, Chief Financial Officer, and Arthur B. Ley, Chief Operating Officer, all as needed. The Company intends to add additional employees as required to implement its business plan. Currently, the Company relies on the expertise provided by consulting reservoir and drilling engineers, land personnel and geophysicists.

Executive Officers

The following information is provided with respect to the Company’s executive officers as of April 13, 2006:

Name	Age	Position(s)
Kevan Casey	34	Director, Chairman of the Board, President and Chief Executive Officer
Carl A. Chase	56	Director, Chief Financial Officer and Secretary
Arthur B. Ley	51	Executive Vice President and Chief Operating Officer

Kevan Casey has served as Chief Executive Officer and Director since July 2004. From April 2003 until December 2005, Mr. Casey was chairman of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure listed on the American Stock Exchange. Mr. Casey and Mr. Tommy Allen founded NetView Technologies, Inc. in December 2001 and Mr. Casey served as its president from its inception. NetView was acquired by eLinear, Inc. in April 2003. In 1998, Mr. Casey founded United Computing Group and United Consulting Group, a value-added retailer and an information technology consulting firm, where he served as president and chief executive officer. In December 1999, United Computing Group and United Consulting Group were acquired by C1earWorks.net, Inc., and Mr. Casey continued as president of the companies until December 2001. During the year ended December 31, 2004, Mr. Casey, an officer and shareholder of Unicorp holding more than 10% of the Company’s outstanding shares, sold shares of its common stock in transactions deemed to be short-swing sales. As such, he disgorged to the Company the profits realized from the stock sale in the amount of approximately $1.4 million. The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds as an increase in additional paid-in capital in the Company’s financial statements. Proceeds from this sale did not effect the Company’s consolidated statement of operations.

Carl A. Chase has served as the Company’s Secretary and Treasurer since July 2004 and Chief Financial Officer and Director of Unicorp since August 20, 2004. Mr. Chase serves as chairman of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure listed on the American Stock Exchange. Since February 2005, Mr. Chase has served as a consultant to Rockport Healthcare Group, Inc., a preferred provider organization for work-related injuries and illnesses and from April 2001 to January 2005, Mr. Chase served as senior vice president - budgets & controls for Rockport, which is listed on the OTC-BB. Prior to joining Rockport, Mr. Chase was an independent consultant to Rockport from August 2000. From August 1999 to May 2000, Mr. Chase was chief financial officer of ClearWorks.net, Inc. Mr. Chase also served as chief financial officer of Bannon Energy Incorporated, an independent oil and gas company, from December 1992 to August 1999 and has held various management and financial positions within the oil and gas industry since 1975. He is a graduate of the University of Oklahoma with a bachelor of business administration in accounting.

Arthur B. Ley has served as Chief Operating Officer since February 2006. Mr. Ley has 28 years’ experience in the oil and gas exploration and production industry with his most recent position as president of Jordan Oil Company, Inc. in Houston, Texas from 2001 until December 2005. Mr. Ley also spent time with Columbia Gas Development / Aviara Energy as their onshore general manager from 1988 to 2000 where he was responsible for exploration, production and reserve replacement in the lower 48 states with an emphasis in South Louisiana and Southeast Texas. Mr. Ley also served as Exploration Manager for TransTexas Gas Corporation from 2000 to 2001 where he managed an active exploration and drilling program in Galveston and Wharton counties, Texas. He is a graduate of Louisiana State University with a bachelor of science degree in geology.

Risk Factors

You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this annual report could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows. In evaluating Unicorp, you should consider carefully, among other things, the factors and the specific risks set forth below, and in documents the Company incorporates by reference. This annual report contains forward-looking statements that involve risks and uncertainties.

Management recognizes that Unicorp must raise additional financing to fund its ongoing operations and implement its business plan or it could be forced to curtail or cease operations.

It is imperative that the Company obtain debt and/or equity financing to implement its business plan and to finance ongoing operations. There can be no assurance that any new capital will be available or that adequate funds will be sufficient for its operations, whether from financial markets, or that other arrangements will be available when needed or on terms satisfactory to Unicorp’s management. The failure to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations and may hinder its ability to expand its business. Any additional financing may involve dilution to the then-existing shareholders, which could result in a decrease in the price of its shares.
Currently, the Company is dependent upon external financing to fund its operations. Its financing needs are expected to be provided, in large part, by its Equity Distribution Agreement. The amount of each advance under the Equity Distribution Agreement is subject to a maximum amount equal to $2,000,000. Because of this maximum advance restriction, the Company may not be able to access sufficient funds when needed. If the market price of the Company’s shares of common stock declines, it would be required to issue more shares of common stock in order to draw down the same dollar amount of an advance than if its stock price were higher.

Natural gas and crude oil prices fluctuate widely, and low prices could have a material adverse impact on Unicorp’s business.

The Company’s revenues, profitability and future growth depend in part on prevailing natural gas and crude oil prices. Prices also affect the amount of cash flow available for capital expenditures and the Company’s ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and crude oil that the Company can economically produce. While prices for natural gas and crude oil may be favorable at any point in time, they fluctuate widely.

If natural gas or crude oil prices decrease or Unicorp’s exploration and development efforts are unsuccessful, the Company may be required to take write downs.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles. The reported financial results and disclosures were developed using certain significant accounting policies, practices and estimates, which are discussed in the Management’s Discussion and Analysis of Financial Condition and Plan of Operations section in this annual report. The Company employs the full cost method of accounting whereby all costs associated with acquiring, exploring for, and developing natural gas and crude oil reserves are capitalized and accumulated in separate geographical cost centers. These capitalized costs are amortized based on production from the reserves for each geographical area cost center. Each capitalized cost pool cannot exceed the net present value of the underlying natural gas and crude oil reserves. A write down of these capitalized costs could be required if natural gas and/or crude oil prices were to drop precipitously at a reporting period end. Future price declines or increased operating and capitalized costs without incremental increases in natural gas and crude oil reserves could also require the Company to record a write down.

Reserve estimates depend on many assumptions that may turn out to be inaccurate and any material inaccuracies in these reserve estimates or underlying assumptions may materially affect the quantities and present value of Unicorp’s reserves.

The process of estimating natural gas and crude oil reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves disclosed in this annual report.

In order to prepare these estimates, the Company and independent reserve engineers engaged by it must project production rates and timing of development expenditures. The Company and the engineers must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions with respect to natural gas and crude oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of natural gas and crude oil reserves are inherently imprecise.

Actual future production, natural gas and crude oil prices and revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and crude oil reserves most likely will vary from the Company’s estimates. Any significant variance could materially affect the estimated quantities and present value of reserves disclosed in this annual report. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and crude oil prices and other factors, many of which are beyond the Company’s control.

You should not assume that the present value of future net revenues disclosed in this annual report is the current market value of the Company’s estimated crude oil reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by natural gas and crude oil purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of natural gas and crude oil properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with the Company’s business or the oil and gas industry in general will affect the accuracy of the 10% discount factor.

Unicorp’s production is concentrated in a single geographic area.

100% of the Company’s 2005 production was from Abbeville Field in Vermillion Parish, Louisiana. Because of the Company’s concentration in this geographic area, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production, including weather and natural disasters, may impact the Company more than if its operations were more geographically diversified.

Unicorp may have difficulty financing its planned growth.

The Company has experienced and expects to continue to experience substantial capital expenditure and working capital needs, particularly as a result of increases in its drilling activities. In the future, it will likely require additional financing in addition to cash generated from its operations to fund its planned growth. If revenues decrease as a result of lower natural gas or crude oil prices or otherwise, its ability to expend the capital necessary to replace its reserves or to maintain production of current levels may be limited, resulting in a decrease in production over time. If its cash flow from operations is not sufficient to satisfy its capital expenditure requirements, the Company cannot be certain that additional financing will be available to it on acceptable terms or at all. In the event additional capital resources are unavailable, the Company may curtail its acquisition, development drilling and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

Unicorp is vulnerable to operational hazards, transportation dependencies, regulatory risks and other uninsured risks associated with its activities.

The oil and gas business involves operating hazards such as well blowouts, explosions, uncontrollable flows of crude oil, natural gas or well fluids, fires, formations with abnormal pressures, treatment plant “downtime”, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could cause the Company to experience substantial losses. Also, the availability of a ready market for its natural gas and crude oil production depends on the proximity of reserves to, and the capacity of, natural gas and crude oil gathering systems, treatment plants, pipelines and trucking or terminal facilities.

U.S. federal, state and local regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions could adversely affect the Company’s ability to produce and market its natural gas and crude oil. In addition, the Company may be liable for environmental damage caused by previous owners of properties purchased or leased by it.

As a result of operating hazards, regulatory compliance and other uninsured risks, the Company could incur substantial liabilities to third parties or governmental entities, the payment of which could reduce or eliminate funds available for exploration, development or acquisitions. The Company maintains insurance against some, but not all, of such risks and losses in accordance with customary industry practice. Generally, environmental risks are not fully insurable. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company’s business, financial condition and results of operations.

Unicorp may be unable to make additional acquisitions of producing properties or successfully integrate them into its operations.

A portion of the Company’s growth in fiscal 2005 has been due to acquisitions of producing properties. The Company expects to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms its management considers to be favorable to it. The Company cannot assure you that it will be able to identify suitable acquisitions in the future, or that it will be able to finance these acquisitions on favorable terms or at all. In addition, the Company competes against other companies for acquisitions, and it cannot assure you that it will be successful in the acquisition of any material producing property interests. Further, the Company cannot assure you that any future acquisitions that it makes will be integrated successfully into its operations or will achieve desired profitability objectives.

The successful acquisition of producing properties requires an assessment of recoverable reserves, exploration potential, future natural gas and crude oil prices, operating costs, potential environmental and other liabilities and other factors beyond the Company’s control. These assessments are inexact and their accuracy inherently uncertain and such a review may not reveal all existing or potential problems, nor will it necessarily permit the Company to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken.

In addition, significant acquisitions can change the nature of the Company’s operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geological characteristics or geographic location than existing properties.

The loss of key personnel could adversely affect Unicorp’s ability to operate.

The Company’s operations are dependent on a relatively small group of key management personnel, including its Chairman and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and key contract technical personnel. The Company cannot assure you that the services of these individuals will be available to it in the future. Because competition for experienced personnel in the oil and gas industry is intense, Unicorp cannot assure you that it would be able to find acceptable replacements with comparable skills and experience in the oil and gas industry. Accordingly, the loss of the services of one or more of these individuals could have a detrimental effect on its results of operations.

Competition in Unicorp’s industry is intense, and it is smaller and has a more limited operating history than most of its competitors.

The Company competes with major and independent oil and gas companies for property acquisitions. It also competes for the equipment and labor required to develop and operate these properties. Many of its competitors have substantially greater financial and other resources than it does. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than it can, which would adversely affect its competitive position. These competitors may be able to pay more for exploratory prospects and productive natural gas and crude oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than Unicorp can. Its ability to explore for natural gas and crude oil prospects and to acquire additional properties in the future will depend on its ability to conduct operations, to evaluate and select suitable properties and to complete transactions in this highly competitive environment. Furthermore, the oil and gas industry competes with other industries in supplying the energy and fuel needs of industrial, commercial and other consumers.

Delays in obtaining oil field equipment and increasing drilling and other service costs could adversely affect Unicorp’s ability to pursue its drilling program and its results of operations.

Due to the recent record high oil and gas prices, there is currently a high demand for and a general shortage of drilling equipment and supplies. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling equipment, crews and associated supplies, equipment and services. The Company believes that these shortages could continue. In addition, the costs and delivery times of equipment and supplies are substantially greater now than in prior periods. Accordingly, the Company cannot assure you that it will be able to obtain necessary drilling equipment and supplies in a timely manner or on satisfactory terms, and it may experience shortages of, or material increases in the cost of, drilling equipment, crews and associated supplies, equipment and services in the future. Any such delays and price increases could adversely affect the Company’s ability to pursue its drilling program and its results of operations.

Unicorp’s activities are regulated by complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Natural gas and crude oil operations are subject to various U.S. federal, state and local government laws and regulations that may be changed from time to time in response to economic or political conditions. Matters that are typically regulated include:

•	discharge permits for drilling operations;
•	drilling permits and bonds;
•	reports concerning operations;
•	spacing of wells;
•	unitization and pooling of properties;
•	environmental protection; and
•	taxation.

From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of natural gas and crude oil wells below actual production capacity to conserve supplies of natural gas and crude oil. The Company also is subject to changing and extensive tax laws, the effects of which cannot be predicted.

The development, production, handling, storage, transportation and disposal of natural gas and crude oil, by-products and other substances and materials produced or used in connection with natural gas and crude oil operations are also subject to laws and regulations primarily relating to protection of human health and the environment. The discharge of natural gas, crude oil or pollutants into the air, soil or water may give rise to significant liabilities on its part to the government and third parties and may result in the assessment of civil or criminal penalties or require it to incur substantial costs of remediation.

Legal and tax requirements frequently are changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. The Company cannot assure you that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not materially adversely affect its business, results of operations and financial condition.

A small number of existing stockholders control Unicorp, which could limit your ability to influence the outcome of stockholder votes.

The Company’s Chief Executive Officer, Chief Financial Officer and two other individuals beneficially own on the date of this annual report approximately 92% of the Company’s common stock. As a result, these individuals will generally be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in its bylaws and the approval of mergers and other significant corporate transactions.

ITEM 2. DESCRIPTION OF PROPERTY

Effective February 2, 2006, the Company entered into a thirty-eight month lease, beginning April 1, 2006, for approximately 5,582 square feet of office space from Walton Houston Galleria Office, L.P. (“Walton”). Under the terms of the lease, the Company was required to issue a forty (40) month $25,000 letter of credit secured by a $25,000 certificate of deposit in favor of Walton and pay the initial three months rent in advance.

Hartford Prospect - Ohio and Logan Counties, Kentucky

In April 2005, the Company entered into a farmout agreement with La Mesa Partners, L.C., (“La Mesa”) in which the Company has committed to drill one well on the Hartford Prospect located in Ohio County, Kentucky. The Company began drilling operations on the T.C. Sanderfuhr Well No. 1 in October 2005 and drilled the well to a total depth of approximately 2,800 feet. The well encountered approximately 200 feet of New Albany shale and the well was fracture stimulated in February 2006. As a result of mechanical malfunctions with the service company’s equipment, the Company is currently evaluating completion procedures to make the well productive. If the initial test well is successful, the Company has the option to purchase from La Mesa its interest in approximately 7,600 acres at a purchase price of $20 per acre. The Company will have a 100% working interest and an 81.5% net revenue interest in the prospect. The Company exercised its option with La Mesa on March 9, 2006. See Note 18. “Subsequent Events” to the financial statements for a description of the La Mesa transaction.

Abbeville Field - Vermillion Parish, Louisiana

Effective June 1, 2005, the Company completed the purchase of two producing oil wells and a saltwater disposal well with production facilities in the Abbeville Field located in Vermillion Parish, Louisiana. The purchase price was $175,000 and the Company had an approximate 35% working interest in the property. During the three months ended September 30, 2005, the Company acquired additional working interests from individuals in the Abbeville Field which has resulted in the Company owning 95.4% and 72.7% working interests in each producing oil well, respectively.

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

North Edna Prospect - Jefferson Davis Parish, Louisiana

Effective June 8, 2005, the Company obtained a 40% before payout working interest, 35% after payout working interest, in a prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana. The initial well was drilled to a total depth of approximately 8,800 feet and logged on March 29, 2006. The logs indicate approximately 10 feet of oil pay in the Nonion Struma section. Production casing has been run and it is anticipated production will begin during the second fiscal quarter of 2006. The Company intends to drill a second well on an eastern prospect with a significant reserve potential. The Company paid the operator $53,000 for a proportionate reimbursement for land and geological and geophysical costs.

Clemens Dome Prospect - Brazoria County, Texas

Effective July 18, 2005, the Company entered into a letter agreement to obtain an 18.75% before casing point election working interest and a 15% after casing point working interest election, in a prospect to drill a 14,500 foot test well in Brazoria County, Texas. The well will test the Lower Nod, Tex Miss and Vicksburg formations. The Company has paid the operator $84,750 for its proportionate reimbursement for land and geological and geophysical costs. During March 2006, the Company increased its working interest to 29.412% before casing point and 25% after casing point.

Veltin Field Prospect - St. Landry Parish, Louisiana

The Company is participating in a re-entry of a well drilled by Getty Oil in the late 60’s in St. Landry Parish, Louisiana. The proposed target is the Cockfield II formation at a depth of approximately 11,000 feet. Through the date of this annual report, the Company has incurred approximately $425,000 in costs on this prospect. Initial results do not currently support production from the Cockfield II and the working interest owners are currently evaluating the initial results of the completion attempt. The Company has recommended to the other working interest owners that the Cockfield II be abandoned and a completion attempt be made in the Frio formation located above the Cockfield II. The is currently awaiting a response from the other working interest owners.

Cecilia Prospect - Hardin County, Kentucky

Pursuant to its agreement with P5 Petroleum, Inc., (“P5”) during fiscal 2004 the Company advanced $480,000 to P5 to cover its commitment for the initial four wells drilled on its Cecilia Prospect and paid an additional $100,000 to P5 for lease acquisition costs. During January and February 2005, P5 drilled and fracture stimulated the four wells. The four wells are non-productive and P5 has begun plugging operations on the properties. The Company earned 1,200 acres pursuant to its agreement with P5 and purchased a 75% working interest in an additional 2,400 acres. The Company and P5 will attempt to sell this acreage. The Company transferred these costs to the amortization pool at December 31, 2005 and recorded an impairment charge based upon the full cost ceiling pool of $515,461.

ITEM 3. LEGAL PROCEEDINGS - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTC Bulletin Board under the symbol “UCPI”. The market for the Company’s common stock on the OTC Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the approximate high and low closing sales prices per share as reported on the OTC Bulletin Board for the Company's common stock for the last two fiscal years. The closing prices have been adjusted to reflect a 1-for-20 reverse stock split which was effective on October 12, 2004. The Company previously announced a 100-for-1 forward stock split immediately followed by a 1-for-2003 reverse stock split that was approved and affected in July 2001 for shareholders of record, but not with respect to shareholders in street name. The shareholders of record received the forward and reverse splits as of that date, but the NASD was not notified to finish the split on all shares held in street name until October 2004. The net effect was a reverse split of 1-for-20 shares of the Company’s common stock held in street name. The quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

	High	Low
Year 2005
Quarter ended December 31	$1.82	$0.60
Quarter ended September 30	$1.85	$0.90
Quarter ended June 30	$2.15	$0.35
Quarter ended March 31	$3.10	$1.00
Year 2004
Quarter ended December 31	$9.50	$0.90
Quarter ended September 30	$9.00	$4.60
Quarter ended June 30	$12.00	$4.00
Quarter ended March 31	$4.00	$2.00

As of April 12, 2006, there were approximately 1,008 stockholders of record of the Company's common stock which does not include those stockholders whose common stock is held in street name. The Company has neither declared nor paid any cash dividends to date, and does not anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2005, with respect to the Company’s compensation plans under which common stock is authorized for issuance. The Company issues options to officers, directors, employees and consultants under its shareholder approved 2004 Stock Option Plan. The Company believes that the exercise price for all of the options set forth below reflects fair market value.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	614,000	$1.75	4,707,266
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	614,000	$1.75	4,707,266

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2005, that were not registered under the Securities Act of 1933 (“Securities Act”).

In December 2005, the Company issued 416,698 shares of its common stock to three individuals as payment of $300,000 principal and $33,358 of accrued interest on its 10% convertible secured notes, which principal and interest were converted at $0.80 per share.

In December 2005, the Company issued 50,000 shares to an individual for consulting services which the Company valued at $40,000 ($0.80 per share).

In October 2005, the Company issued 32,544 shares of its common stock to an individual for payment of accounts payable of $40,000 ($1.23per share), which the Company valued at $40,000.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of December 31, 2005, and its results of operations for the twelve months ended December 31, 2005, should be read in conjunction with the audited consolidated financial statements and notes included elsewhere in this report.

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in our financial statements.

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
Net capitalized costs are limited to the lower of unamortized costs net of deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions and financial derivatives that hedge our oil and gas reserves; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost center being amortized and; (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.

Revenue Recognition

Revenue is recognized when title to the products transfer to the purchaser. We follow the “sales method” of accounting for our natural gas and crude oil revenue, so that we recognize sales revenue on all natural gas or crude oil sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property. A receivable or liability is recognized only to the extent that we have an imbalance on a specific property greater than the expected remaining proved reserves.

Accounting For Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.
In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123.” This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. We account for non-employee stock option expense in accordance with SFAS 123 and EITF 96-18. We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our operations and/or financial position.

Results of Operations for the Year Ended December 31, 2005

Revenue

For the twelve months ended December 31, 2005, the Company generated $242,165 in crude oil revenue. Effective June 1, 2005, the Company acquired an interest in the Abbeville Field located in Vermillion Parish, Louisiana. All of the Company’s revenue was derived from the production of crude oil for the period of June through December 2005 from the Abbeville Field.

Oil and Gas Production Costs and Depletion

Oil and gas production costs are comprised of the cost of operations of the Company’s interest in the Abbeville Field. Oil and gas production costs were $115,508 for the year ended December 31, 2005 and depletion expense was $246,411. The Company follows the full cost method of accounting for its oil and gas properties. As such, the Company transferred the costs associated with its Hardin County, Kentucky non-productive wells and associated lease acquisition costs to the full cost pool as of December 31, 2005 which created the excessive amount of depletion for the year ended December 31, 2005. Oil and gas production costs and depletion were all incurred for the period June through December 2005.

Gross Profit (Loss)

For the year ended December 31, 2005, the Company experienced a gross loss of $119,754 relating to its oil and gas properties. As discussed above, the Company experienced an excessive amount of depletion for the year ended December 31, 2005 which contributed to the gross loss. Effective August 1, 2005, the Company purchased additional working interests in the Abbeville Field and the Company believes its revenue, lease operating expenses, depletion and gross profit will increase in the future. Due to the location of the wells in the Louisiana gulf coast, the wells were shut-in two days as a result of Hurricane Katrina and four days as a result of Hurricane Rita. The Company incurred no damage from Hurricane Katrina and only minor repairs were required as a result of Hurricane Rita. The Company intends to perform a full reservoir engineering analysis to determine if there are opportunities to expand production within the field and will utilize the 3-D seismic it acquired in the recent acquisition of an additional working interest to search for additional exploration and/or development prospects.

Operating Expenses

Operating expenses for the year ended December 31, 2005 were $2,614,568, which was a decrease of $3,957,067 when compared to the prior year (inception to December 31, 2004) of $6,571,635. The major components of operating expenses this current year were payroll expenses of $168,276, investor relations of $740,111, professional services of $381,879, impairment of oil and gas properties of $515,461 and the intrinsic value of employee stock options of $720,000, a non-cash charge. The Company’s current employees are its CEO, CFO and COO who earn a specified amount of cash each month and the Company’s CEO and COO are provided health insurance, a car allowance and a home office allowance. The Company continued to invest in its investor relations program during the period to inform current and potential investors of its operations. Professional services are comprised of accounting fees, legal fees, engineering fees and other professional services. The Company performed a ceiling test on its oil and gas properties full cost pool as of December 31, 2005, and determined a write-down of the pool was required.

Other Income (Expense)

During the year ended December 31, 2005, the Company earned $38,800 on three certificates of deposit held by a foreign bank. The Company incurred interest expense during the year ended December 31, 2005 of $53,489 on its promissory notes. From its inception (July 12, 2004) to December 31, 2005, the Company had interest income of $40,532 and interest expense of $503,141.

Net Loss

Unicorp recorded a net loss for the year ended December 31, 2005, of $2,479,011, or $0.03 per share (basic and diluted), and a net loss of $9,768,566 or $0.12 per share (basic and diluted), for the period from its inception (July 12, 2004) to December 31, 2005. The primary reason for these significant net losses is the cost associated with the start-up of the Company’s operations and stock issuances below market value.

Liquidity and Capital Resources

At December 31, 2005, the Company had cash balances in non-restrictive accounts of $287,446 and positive working capital of $26,415. Included in the working capital balance at December 31, 2005, is $192,000 principal amount in the form of one year, 10% convertible secured notes due to two officers and directors of the Company. The notes were due in November and December 2005, but the officers verbally agreed to extend the due dates of the notes until June 30, 2006. The funds from these and other notes were used to pay for lease bonus costs and drilling and completion costs of four wells on the Company’s Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holders, the notes are convertible into the Company’s common stock at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding. These notes were repaid in March 2006. Also included in the working capital balance is an unsecured note to the Company’s CEO in the amount of $175,000 with interest at 10%. This note was repaid during the quarter ended March 31, 2006.

Net cash used in operating activities for the year ended December 31, 2005, was $719,953. The Company recorded a net loss of $2,749,011 which was partially offset by non-cash charges totaling $1,744,790. The non-cash charges were primarily composed of depletion and impairment of oil and gas properties, expenses associated with the issuance of common stock for services, and the intrinsic value of stock options issued to employees below market value. In addition, the Company experienced an increase in accounts receivable of $41,952 associated with sale of crude oil from its Abbeville Field and billings to the Company’s joint interest partners, an increase in deferred offering costs of $53,940 and an increase in prepaid items of $271,028, which was primarily composed of a cash advance for the drilling of the Company’s North Edna Prospect. The Company experienced an increase in accounts payable of $557,709 and accrued liabilities of $93,479.

Net cash used in investing activities was $176,574. Two certificates of deposit which were listed as non-cash items at December 31, 2004, matured during the year ended December 31, 2005. During the year ended December 31, 2005, the Company acquired an interest in the Abbeville Field located in Vermillion Parish, Louisiana for $483,947 in cash and $50,000 in common stock, including commissions and established an escrow account for plugging and abandonment costs for the field. Additionally, the Company (i) paid $23,761 in drilling costs and $59,771 for its proportionate share of land and geological and geophysical costs of its North Edna Prospect located in Jefferson Davis Parish, Louisiana, (ii) paid $84,750 for its proportionate share of land and geological and geophysical costs of its Clemens Dome Prospect located in Brazoria County, Texas, (iii) paid $181,043 in drilling costs on its Hartford Prospect located in Ohio County, Kentucky and (iv) paid $327,870 in drilling costs on its Veltin Prospect located in St. Landry Parish, Louisiana.

Net cash provided by financing activities of $365,649 includes repayment of notes payable of $88,000, borrowings from the Company’s CEO of $175,000, cash received from the exercise of stock options of $254,649 and the collection of a stock subscription receivable of $24,000.

On August 8, 2005, the Company entered into an Equity Distribution Agreement with Cornell Capital Partners (“Cornell”). Under the Equity Distribution Agreement, the Company is allowed to periodically sell to Cornell shares of its common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Equity Distribution Agreement, Cornell would pay the Company 91%, or a 9% discount on the per share price of the Company’s common stock on the principal market. Cornell’s obligation to purchase shares of Unicorp’s common stock under the Equity Distribution Agreement was subject to certain conditions, including Unicorp obtaining an effective registration statement for shares of common stock sold under the Equity Distribution Agreement and was limited to $2,000,000 per five business days. The Company’s registration statement on Form SB-2 was declared effective by the SEC on February 14, 2006.

Upon the execution of the Equity Distribution Agreement, Cornell received, as a one-time commitment fee, 322,222 shares of the Company’s common stock which it valued at $300,000 on the date of issuance. In connection with the Equity Distribution Agreement, the Company also entered into a Placement Agent Agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer. Upon execution of the Placement Agent Agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 11,111 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of our shares on the date of issuance. On February 2, 2006 Cornell Capital Partners and Unicorp both determined that it would be in each of their best interest to terminate the Equity Distribution Agreement and enter into a new Standby Equity Distribution Agreement. On February 2, 2006 the Company entered into a Termination Agreement with Cornell Capital Partners to terminate the Equity Distribution Agreement we entered into on August 8, 2005.

On February 3, 2006, the Company entered into a new Equity Distribution Agreement with Cornell. Under the new Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Equity Distribution Agreement, Cornell will pay Unicorp 91%, or a 9% discount on the per share price of the Company’s common stock on the principal market. Cornell’s obligation to purchase shares of Unicorp’s common stock under the Equity Distribution Agreement is subject to certain conditions, including Unicorp obtaining an effective registration statement for shares of common stock sold under the Equity Distribution Agreement and is limited to $2,000,000 per five business days. The Company’s registration statement on Form SB-2 was declared effective by the SEC on February 14, 2006, and as of the date of this report the Company has issued 1,689,110 shares of its common stock to Cornell and has received net proceeds of $1,564,500.

The Company believes that with the Cornell funding in place, it has at its disposal sufficient capital to provide working capital and drilling costs for its operations during the next twelve month period.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS No. 123(R) was adopted by the Company on January 1, 2006. The Company adopted this statement using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date. The compensation cost for unvested awards granted before adoption of SFAS No. 123R shall be attributed to periods beginning January 1, 2006, using the attribution method that was used under SFAS No. 123. The Company has not estimated the impact that the adoption of this accounting standard will have on its financial position, results of operations or cash flows.

In March 2005, the SEC released SAB No. 107. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. Additionally, SAB No. 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company does not expect the adoption of SAB No. 107 to have a material impact on its financial position, results of operations or cash flows.

The FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, in March 2005. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, the fair value of a liability for a conditional asset retirement obligation should be recognized when incurred. SFAS No. 143 notes that in some cases, sufficient information may not be available to reasonably estimate the fair value of the asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. There was no impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 will become effective for the Company’s fiscal year beginning January 1, 2006. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, in February 2006. SFAS No. 155 addresses accounting for beneficial interests in securitized financial instruments. The guidance allows fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation and clarifies which interest-only and principal-only strips are not subject to SFAS No. 133. SFAS No. 155 also established a requirement to evaluate interests in securitized financial assets to identify any interests that are either freestanding derivatives or contain an embedded derivative requiring bifurcation. The statement is effective for all financial instruments issued or acquired after the beginning of the first fiscal year that begins after September 15, 2006. Management does not expect this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2005, and through the date of this annual report is as follows:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$305,149	$--	$--	$305,149	$--
Employment and consulting contracts for officers and directors	533,000	165,000	368,000	--	--
Total	$838,149	$165,000	$368,000	$305,149	$--

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unicorp, Inc.

We have audited the accompanying consolidated balance sheets of Unicorp, Inc. and subsidiaries (a development stage company), as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the period from inception (July 12, 2004) to December 31, 2004 and from inception (July 12, 2004) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the December 31, 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unicorp, Inc. as of December 31, 2005 and 2004, and the results of its operations, and its cash flows for the periods from inception (July 12, 2004) to December 31, 2004 and from inception (July 12, 2004) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Thomas Leger & Co. L.L.P.
Thomas Leger & Co. L.L.P.

April 13, 2006
Houston, Texas

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A Company in the Developmental Stage)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$287,446	$818,324
Certificates of deposit	--	1,001,425
Oil and gas receivable	41,952	--
Deferred offering costs	363,940	--
Prepaid expenses	228,598	111,632
Total current assets	921,936	1,931,381
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	1,179,478	--
Unevaluated costs	677,195	641,523
Other fixed assets	11,424	--
Accumulated depletion, impairment and depreciation	(761,872)	--
Property and equipment, net	1,106,225	641,523
Other assets	5,000	5,000
Total assets	$2,033,161	$2,577,904

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$459,851	$32,142
Notes payable - related parties	367,000	580,000
Accrued liabilities	68,670	8,548
Total current liabilities	895,521	620,690
Commitments and contingencies (Note 10)	--	--
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized,
83,324,467 and 82,127,034 issued and outstanding at
December 31, 2005 and 2004, respectively	83,324	82,127
Additional paid-in capital	10,897,478	8,993,238
Stock subscription receivable	--	(24,000)
Deficit accumulated in the developmental stage	(9,843,162)	(7,094,151)
Total shareholders’ equity	1,137,640	1,957,214
Total liabilities and shareholders' equity	$2,033,161	$2,577,904

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005
INCEPTION (JULY 12, 2004) TO DECEMBER 31, 2004 AND
INCEPTION (JULY 12, 2004) TO DECEMBER 31, 2005
(A Company in the Developmental Stage)

	Year Ended	Inception (July 12, 2004) to
	December 31,	December 31,
	2005	2004	2005

Oil and gas revenue	$242,165	$--	$242,165
Oil and gas production costs	115,508	--	115,508
Depletion expense	246,411	--	246,411
Gross loss	(119,754)	--	(119,754)

Operating expenses:
Office administration	24,969	7,564	32,533
Payroll expenses	168,276	--	168,276
Merger expenses	--	167,082	167,082
Investor relations	740,111	187,656	927,767
Professional services	381,879	149,144	531,023
Stock issuances below market value	--	6,047,950	6,047,950
Intrinsic value of employee stock options	720,000	--	720,000
Impairment of oil and gas properties	515,461	--	515,461
Other	63,872	12,239	76,111
Total operating expenses	2,614,568	6,571,635	9,186,203

Other income (expense):
Interest income	38,800	1,732	40,532
Interest expense - related parties	(53,489)	(449,652)	(503,141)
Total other	(14,689)	(447,920)	(462,609)

Net loss	$(2,749,011)	$(7,019,555)	$(9,768,566)

Net loss per share:
Basic and diluted	$(0.03)	$(0.09)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	82,363,326	79,310,463	81,409,177

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FROM INCEPTION (JULY 12, 2004) TO DECEMBER 31, 2005
(A Company in the Developmental Stage)

					Deficit
					Accumulated
			Additional	Stock	in the	Total
	Common Stock		Paid-in	Subscription	Developmental	Shareholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

Balances, July 12, 2004	596,469	$596	$3,995,871	$--	$(3,996,467)	$--
Stock issued in reverse merger	75,000,000	75,000	(3,995,871)	--	3,921,871	1,000
Non-cash merger expenses	--	--	160,000	--	--	160,000
Stock issued for cash and non-cash issuances below market value at prices ranging from $0.01 to $0.25 per share	6,072,000	6,072	6,159,878	--	--	6,165,950
Exercise of stock options at prices ranging from $1.00 to $3.00 per share	388,000	388	633,862	(24,000)	--	610,250
Stock issued for services at prices ranging from $2.70 to $3.00 per share	50,000	50	142,450	--	--	142,500
Stock options issued for services	--	--	60,000	--	--	60,000
Stock issued in reverse stock split (See Note 3)	20,565	21	(21)	--	--	--
Additional capital contribution by shareholder	--	--	1,393,443	--	--	1,393,443
Beneficial conversion feature of convertible notes	--	--	443,626	--	--	443,626
Net loss	--	--	--	--	(7,019,555)	(7,019,555)
Balances, December 31, 2004	81,127,034	82,127	8,993,238	(24,000)	(7,094,151)	1,957,214
Collection of stock subscription receivable	--	--	--	24,000	--	24,000
Stock issued for erroneous certificate	1,250	1	(1)	--	--	--
Stock issued for payment of accounts payable at prices ranging from $1.23 to $2.77 per share	92,190	92	129,908	--	--	130,000
Stock issued for services at prices ranging from $0.80 to $0.85 per share	100,000	100	82,330	--	--	82,430
Stock options issued for services	--	--	25,000	--	--	25,000
Intrinsic value of employee stock options	--	--	720,000	--	--	720,000
Exercise of stock options at prices ranging from $1.00 to $1.80 per share	215,500	216	254,433	--	--	254,649
Stock issued for financing	333,333	333	309,667	--	--	310,000
Stock issued for acquisition	38,462	38	49,962	--	--	50,000
Stock issued for conversion of related party debt at $0.80 per share	416,698	417	332,941	--	--	333,358
Net loss	--	--	--	--	(2,749,011)	(2,749,011)
Balances, December 31, 2005	82,324,467	$83,324	$10,897,478	$--	$(9,843,162)	$1,137,640

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005 AND
INCEPTION (JULY 12, 2004) THROUGH DECEMBER 31, 2005
(A Company in the Developmental Stage)

	Twelve Months	Inception	Inception
	Ended	(July 12, 2004) to	(July 12, 2004) to
	December 31, 2005	December 31, 2004	December 31, 2005
Cash flows from operating activities:
Net loss	$(2,749,011)	$(7,019,555)	$(9,768,566)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion	246,411	--	246,411
Impairment of oil and gas properties	515,461	--	515,461
Stock issuances below market value	--	6,047,950	6,047,950
Issuance of convertible notes below market value	--	443,626	443,626
Stock and stock options issued for services	261,492	90,867	276,274
Intrinsic value of employee stock options	720,000	--	720,000
Non-cash merger expenses	--	160,000	160,000
Non-cash investment income	1,426	--	--
Changes in assets and liabilities:
Accounts receivable	(41,952)	--	(41,952)
Deferred offering costs	(53,940)	--	(53,940)
Prepaid expenses	(271,028)	--	(194,942)
Accounts payable	557,709	32,142	589,851
Accrued liabilities	93,479	8,549	102,028
Net cash used in operating activities	(719,953)	(236,421)	(957,799)
Cash flows from investing activities:
Purchase of certificates of deposit	--	(1,001,425)	(1,000,000)
Maturity of certificates of deposit	1,000,000	--	1,000,000
Investment in oil and gas properties	(1,176,574)	(641,523)	(1,818,097)
Deposits	--	(5,000)	(5,000)
Net cash used in investing activities	(176,574)	(1,647,948)	(1,823,097)
Cash flows from financing activities:
Proceeds from notes payable - related parties	175,000	580,000	755,000
Repayments of notes payable - related parties	(88,000)	--	(88,000)
Stock issued for cash	--	118,000	118,000
Exercise of stock options	254,649	610,250	888,899
Collection of stock subscription receivable	24,000	--	--
Proceeds from contribution by shareholder	--	1,393,443	1,393,443
Net cash provided by financing activities	365,649	2,701,693	3,067,342
Net increase (decrease) in cash	(530,878)	817,324	286,446
Cash and cash equivalents, beginning of period	818,324	1,000	1,000
Cash and cash equivalents, end of period	$287,446	$818,324	$287,446

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005 AND
INCEPTION (JULY 12, 2004) THROUGH DECEMBER 31, 2005
(A Company in the Developmental Stage)
(Continued)

	Twelve Months Ended	Inception (July 12,2004) to	Inception (July 12,2004) to
	December 31, 2005	December 31, 2004	December 31, 2005
Supplemental cash flow disclosures:
Interest paid	$--	$--	$--
Taxes paid	$--	$--	$--

Supplemental cash flow disclosures:
Stock issued for offering costs	$310,000	$--	$310,000
Stock issued for acquisition of producing properties	$50,000	$--	$50,000
Stock issued for payment of accounts payable	$130,000	$--	$130,000
Stock issued for conversion of debt	$333,358	$--	$333,358

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(A Company in the Developmental Stage)

Note 1. Organization and Nature of Business

Unicorp, Inc., a company in the developmental stage (the “Company” or “Unicorp”), was originally incorporated in May 1981, in the State of Nevada under the name of Texoil, Inc. The Company is a natural resource company engaged in the exploration, exploitation, acquisition, development and production and sale of natural gas, crude oil and natural gas liquids primarily from unconventional reservoirs such as fractured shales, coal beds and tight sands within the United States and additional non-conventional techniques for extraction of oil and gas reserves. Substantial portions of Unicorp’s operations are conducted in Kentucky, Louisiana and Texas.

On July 29, 2004, Unicorp closed on a transaction acquiring all of the common stock of Affiliated Holdings, Inc., a Texas corporation (“AHI”), pursuant to a stock agreement by and among the Company, AHI and the stockholders of AHI (the “Stock Transaction”). As a result of the Stock Transaction, AHI became a wholly-owned subsidiary of the Company, through which oil and gas operations are being conducted. References herein to the Company include AHI.

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

As of December 31, 2005, Unicorp had three wholly-owned subsidiaries as follows:

•
Affiliated Holdings, Inc. (“AHI”) - This subsidiary was incorporated in the State of Texas on July 12, 2004, for the purpose of the acquisition and development of oil and natural gas properties. On July 29, 2004, Affiliated exchanged 100% of its common stock for approximately 99.2% of the common stock of Unicorp. Affiliated is the subsidiary from which the Company is conducting its oil and gas operations.

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

Note 2.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase. At December 31, 2005, the Company had approximately $280,000 in a time deposit with a local bank and with the maximum amount insured by the FDIC of $100,000.

Accounts Receivable

The Company’s customers are natural gas and crude oil purchasers. Each customer of the Company is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter. Receivables are generally due in 30 to 60 days. When collections of specific amounts due are no longer reasonably assured, an allowance for doubtful accounts is established. During 2005, one purchaser accounted for 100% of the Company’s total consolidated crude oil sales.

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

Net capitalized costs are limited to the lower of unamortized cost net of deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions and financial derivatives that hedge the Company’s oil and gas reserves; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost center being amortized; and (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.

All other property and equipment are stated at original cost and depreciated using the straight-line method based on estimated useful lives from three to seven years.

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

During the year ended December 31, 2005, options to purchase 614,000 shares of common stock and convertible debt and accrued interest, convertible into 272,697 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive. During the year ended December 31, 2005, there was no convertible preferred stock outstanding.

Stock Options

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of December 31, 2005, there were 614,000 non-qualified stock options outstanding at exercise prices ranging from $1.00 to $3.50 per share pursuant to the 2004 Plan. The 2004 Plan was approved by the shareholders on September 20, 2004.

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

The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. The Company recorded $720,000 of stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the twelve month period ended December 31, 2005, because certain options granted had exercise prices less than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Twelve Months Ended December 31, 2005	Inception (July 12, 2004) to December 31, 2005

Net loss, as reported	$(2,749,011)	$(9,768,566)
Add: Intrinsic value of employee stock options included in reported net loss	720,000	720,000
Stock-based compensation under fair value method	(1,076,331)	(1,076,331)
Pro forma net loss	$(3,105,342)	$(10,124,897)

Net loss per share:
Basic and diluted, as reported	$(0.03)	$(0.12)
Stock-based compensation under fair value method	(0.01)	(0.01)
Basic and diluted, pro forma	$(0.04)	$(0.13)

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

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company’s comprehensive loss was equal to its net loss for the year ended December 31, 2005.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS No. 123(R) was adopted by the Company on January 1, 2006. The Company adopted this statement using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date. The compensation cost for unvested awards granted before adoption of SFAS No. 123R shall be attributed to periods beginning January 1, 2006, using the attribution method that was used under SFAS No. 123. The Company has not estimated the impact that the adoption of this accounting standard will have on its financial position, results of operations or cash flows.

In March 2005, the SEC released SAB No. 107. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. Additionally, SAB No. 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company does not expect the adoption of SAB No. 107 to have a material impact on its financial position, results of operations or cash flows.

The FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, in March 2005. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN 47, the fair value of a liability for a conditional asset retirement obligation should be recognized when incurred. SFAS No. 143 notes that in some cases, sufficient information may not be available to reasonably estimate the fair value of the asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. There was no impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 will become effective for the Company’s fiscal year beginning January 1, 2006. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, in February 2006. SFAS No. 155 addresses accounting for beneficial interests in securitized financial instruments. The guidance allows fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation and clarifies which interest-only and principal-only strips are not subject to SFAS No. 133. SFAS No. 155 also established a requirement to evaluate interests in securitized financial assets to identify any interests that are either freestanding derivatives or contain an embedded derivative requiring bifurcation. The statement is effective for all financial instruments issued or acquired after the beginning of the first fiscal year that begins after September 15, 2006. Management does not expect this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Reverse Merger

On July 29, 2004, Unicorp closed on a transaction acquiring all of the common stock of Affiliated Holdings, Inc., a Texas corporation (“AHI”), pursuant to a stock agreement by and among the Company, AHI and the stockholders of AHI (the “Stock Transaction”). As a result of the Stock Transaction, AHI became a wholly-owned subsidiary of the Company, through which the Company’s oil and gas operations are being conducted. References herein to the Company include AHI.

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

Note 4. Accounts Receivable

Accounts receivable consists of the following:

	As of December 31,
	2005	2004
Accrued production receivable	$39,314	$--
Joint interest receivables	2,638	--
Allowance for bad debts	--	--
	$41,952	$--

Note 5. Deferred Financing Costs

Deferred financing costs are comprised of the following at December 31, 2005:

2005
Commitment fee - Cornell Capital Partners	$300,000
Placement agent fee- Monitor Capital, Inc.	10,000
Legal fees	53,940
$363,940

Once the Company’s registration statement on Form SB-2 has been declared, the deferred financing costs referenced will be charged to additional paid-in capital. The Company’s registration statement was declared effective by the SEC on February 14, 2006.

Note 6. Prepaid Expenses

Prepaid expenses consist of the following

	As of December 31,
	2005	2004
Prepaid drilling costs	$186,486	$--
Prepaid legal fees	33,656	35,845
Prepaid consulting fees	--	75,000
Prepaid insurance	3,367	787
Prepaid rent	5,089	--
	$228,598	$111,632

Prepaid drilling costs are comprised of a cash advance paid to the operator of the Company’s North Edna Prospect for the Company’s 40% working interest of the dry hole costs of the initial well on the prospect. Drilling operations on this prospect began in March 2006.

Note 7. Property and Equipment

Following is a description of the properties to which the Company is participating as of December 31, 2005 or intends to participate during fiscal 2006.

Hartford Prospect - Ohio and Logan Counties, Kentucky

In April 2005, the Company entered into a farmout agreement with La Mesa Partners, L.C., (“La Mesa”) in which the Company has committed to drill one well on the Hartford Prospect located in Ohio County, Kentucky. The Company began drilling operations on the T.C. Sanderfuhr Well No. 1 in October 2005 and drilled the well to a total depth of approximately 2,800 feet. The well encountered approximately 200 feet of New Albany shale and the well was fracture stimulated in February 2006. As a result of mechanical malfunctions with the service company’s equipment, the Company is currently evaluating completion procedures to make the well productive. If the initial test well is successful, the Company has the option to purchase from La Mesa its interest in approximately 7,600 acres at a purchase price of $20 per acre. The Company will have a 100% working interest and an 81.5% net revenue interest in the prospect. The Company exercised its option with La Mesa on March 9, 2006. See Note 17. “Subsequent Events” for a description of the La Mesa transaction.

Abbeville Field - Vermillion Parish, Louisiana

Effective June 1, 2005, the Company completed the purchase of two producing oil wells and a saltwater disposal well with production facilities in the Abbeville Field located in Vermillion Parish, Louisiana. The purchase price was $175,000 and the Company had an approximate 35% working interest in the property. During the three months ended September 30, 2005, the Company acquired additional working interests from individuals in the Abbeville Field which has resulted in the Company owning 95.4% and 72.7% working interests in each producing oil well, respectively.

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

North Edna Prospect - Jefferson Davis Parish, Louisiana

Effective June 8, 2005, the Company obtained a 40% before payout working interest, 35% after payout working interest, in a prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana. The initial well was drilled to a total depth of approximately 8,800 feet and logged on March 29, 2006. The logs indicate approximately 10 feet of oil pay in the Nonion Struma section. Production casing has been run and it is anticipated production will begin during the second fiscal quarter of 2006. The Company intends to drill a second well on an eastern prospect with a significant reserve potential. The Company paid the operator $53,000 for a proportionate reimbursement for land and geological and geophysical costs.

Clemens Dome Prospect - Brazoria County, Texas

Effective July 18, 2005, the Company entered into a letter agreement to obtain an 18.75% before casing point election working interest and a 15% after casing point working interest election, in a prospect to drill a 14,500 foot test well in Brazoria County, Texas. The well will test the Lower Nod, Tex Miss and Vicksburg formations. The Company has paid the operator $84,750 for its proportionate reimbursement for land and geological and geophysical costs. During March 2006, the Company increased its working interest to 29.412% before casing point and 25% after casing point.

Veltin Field Prospect - St. Landry Parish, Louisiana

The Company is participating in a re-entry of a well drilled by Getty Oil in the late 60’s in St. Landry Parish, Louisiana. The proposed target is the Cockfield II formation at a depth of approximately 11,000 feet. Through the date of this annual report, the Company has incurred approximately $425,000 in costs on this prospect. Initial results do not currently support production from the Cockfield II and the working interest owners are currently evaluating the initial results of the completion attempt. The Company has recommended to the other working interest owners that the Cockfield II be abandoned and a completion attempt be made in the Frio formation located above the Cockfield II. The is currently awaiting a response from the other working interest owners.

Cecilia Prospect - Hardin County, Kentucky

Pursuant to its agreement with P5 Petroleum, Inc., (“P5”) during fiscal 2004 the Company advanced $480,000 to P5 to cover its commitment for the initial four wells drilled on its Cecilia Prospect and paid an additional $100,000 to P5 for lease acquisition costs. During January and February 2005, P5 drilled and fracture stimulated the four wells. The four wells are non-productive and P5 has begun plugging operations on the properties. The Company earned 1,200 acres pursuant to its agreement with P5 and purchased a 75% working interest in an additional 2,400 acres. The Company and P5 will attempt to sell this acreage. The Company transferred these costs to the amortization pool at December 31, 2005 and recorded an impairment charge based upon the full cost ceiling pool of $515,461.

Property and equipment includes the following:

	As of December 31,
	2005	2004
Oil and gas properties:
Subject to depletion	$1,179,478	$--
Unevaluated costs	677,195	641,523
Impairment	(515,461)	--
Accumulated depletion	(246,411)	--
	1,094,801	641,523
Other fixed assets	11,424	--
	$1,106,225	$641,523

Unevaluated Natural Gas and Crude Oil Costs Excluded from Depletion

Under full cost accounting, the Company may exclude certain unevaluated costs from the amortization base pending determination of whether proved reserves have been discovered or impairment occurred. A summary of the unevaluated properties excluded from natural gas and crude oil properties being amortized at December 31, 2005 and 2004 and the year in which they were incurred is as follows:

	2005 Costs Incurred During			2004 Costs Incurred During
	2005	2004	Total	2004
Lease acquisition and G&G	$144,520	$--	$144,520	$--
Drilling costs	532,675	--	532,675	--
	$677,195	$--	$677,195	$--

Costs are transferred into the amortization base on an ongoing basis, as the projects are evaluated and proved reserves established or impairment determined. Pending determination of proved reserves attributable to the above costs, the Company cannot assess the future impact on the amortization rate. Of the total unevaluated costs of $677,195 as of December 31, 2005, approximately $181,043 related to the Company’s New Albany Shale prospect in Ohio County, Kentucky and $327,870 related to the Company’s Veltin Prospect located in St. Landry Parish, Louisiana. These costs will be transferred into the amortization base as the undeveloped projects and areas are evaluated.

Note 8. Notes Payable

Convertible Notes

During November and December 2004, the Company issued $580,000 principal amount in the form of one year, 10% convertible secured notes to five investors, which are collateralized by all the assets of Affiliated Holdings, Inc.. The notes were due in November and December 2005 and the funds were used to pay for lease bonus costs and drilling and completion costs of four wells on the Company’s Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holder, the notes are convertible into common stock of the Company at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding. As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $443,626 discount on the note. The discount was recorded as interest expense during the fiscal quarter ended December 31, 2004, as the note was immediately convertible.

The convertible notes payable at December 31, 2005 and 2004, are as follows:

	December 31,
	2005	2004
Note due to an officer of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	$167,000	$230,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	--	135,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share	--	130,000
Note due to an officer of the Company at an annual interest rate of 10%, due November 23, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	10,000	10,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 13, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	15,000	15,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	--	25,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 23, 2005 and convertible into Company common stock at $0.80 per share	--	10,000
Note due to a shareholder of the Company at an annual interest rate of 10%, due December 28, 2005 and convertible into Company common stock at $0.80 per share	--	25,000
Total notes payable	$192,000	$580,000

During December 2005, three shareholders converted $300,000 principal amount and accrued interest of $33,358 into 416,698 shares of the Company’s common stock. The Company’s Chief Executive Officer and Chief Financial Officer verbally agreed to extend the maturity dates of their notes to June 30, 2006, which notes and accrued interest were subsequently paid in March 2006.

Other Short-term Notes

On December 31, 2005, the Company borrowed $175,000 from Kevan Casey, Chief Executive Officer of the Company, and issued Mr. Casey a short-term, unsecured note with interest at 10% per annum. During January and February 2006, the Company repaid Mr. Casey the principal amount of $175,000 and interest of $1,981.

Note. 9. Accrued Liabilities

Accrued liabilities include the following:

	As of December 31,
	2005	2004
Accrued oil and gas production costs	$12,513	$--
Accrued interest on short-term debt	26,157	6,026
Accrued professional fees	30,000	--
Other	--	2,522
	$68,670	$8,548

Note. 10. Commitments and Contingencies

Effective February 2, 2006, the Company entered into a thirty-eight month lease, beginning April 1, 2006, for approximately 5,582 square feet of office space from Walton Houston Galleria Office, L.P. (“Walton”). Under the terms of the lease, the Company was required to issue a forty (40) month $25,000 letter of credit secured by a $25,000 certificate of deposit in favor of Walton and pay the initial three months rent in advance. Future minimum lease payments for operating leases with initial non-cancelable lease terms in excess of one year are as follows:

Years Ending December 31,
2006	$58,611
2007	101,057
2008	102,453
2009	43,028
Thereafter	--
Total lease commitments	$305,149

Effective November 2004, the Company signed a six-month lease for office space at a cost of $200 per month. The lease expired on April 30, 2005, and the Company continued making rental payments on a month-to-month basis until December 2005. The Company leased office space from Herkimer Properties, LLC, of which Carl A. Chase, the Company’s Chief Financial Officer and a Director, owns 50% of Herkimer Properties, LLC. The Company believes this rental amount was below market. The Company paid $2,400 and $400 to Herkimer Properties, LLC during the years ended December 31, 2005 and 2004, respectively. The Company ceased making lease payments effective January 1, 2006.

Note 11. Funding

On February 3, 2006, the Company entered into an Equity Distribution Agreement with Cornell Capital Partners, (“Cornell”). Under the Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of its common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Equity Distribution Agreement, Cornell will pay Unicorp 91%, or a 9% discount on the per share price of Unicorp’s common stock on the principal market. Cornell’s obligation to purchase shares of Unicorp’s common stock under the Equity Distribution Agreement is subject to certain conditions, including Unicorp obtaining an effective registration statement for shares of common stock sold under the Equity Distribution Agreement and is limited to $2,000,000 per five business days.

Upon the execution of the equity distribution agreement, Cornell received as a one-time commitment fee 322,222 shares of the Company’s common stock which was valued at $300,000 on the date of issuance. In connection with the equity distribution agreement, the Company has also entered into a placement agent agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer. Upon execution of the placement agent agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 11,111 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of its shares on the date of issuance. The Company recorded the costs of these stock issuances and payments made for legal fees pursuant to this funding transaction as deferred offering costs on its balance sheet.

The registration statement was declared effective by the SEC on February 14, 2006 and as of the date of this report the Company has issued 1,689,110 shares of its common stock to Cornell and has received net proceeds of $1,564,500.

Note `12. Common Stock

In December 2005, the Company issued 416,698 shares of its common stock to three individuals as payment of $300,000 principal and $33,358 of accrued interest on its 10% convertible notes, which principal and interest were converted at $0.80 per share.

In December 2005, the Company issued 50,000 shares to an individual for consulting services which the Company valued at $40,000 ($0.80 per share) and 50,000 shares to an individual for future legal services which the Company valued at $42,430 ($0.85 per share).

During the twelve months ended December 31, 2005, the Company issued 215,500 shares of its common stock due to the exercise of stock options at exercise prices ranging from $1.00 to $1.80 per share and received cash of $254,649.

During the twelve months ended December 31, 2005, the Company issued 92,190 shares of its common stock to an individual for payment of accounts payable of $130,000 ($1.41 per share), which the Company valued at $130,000 and 1,250 shares to a company to replace a stock certificate erroneously issued by the Company’s prior transfer agent.

In conjunction with the equity distribution agreement with Cornell Capital Partners, the Company issued to Cornell a one-time commitment fee of 322,222 shares of its common stock valued at $300,000 and a one-time placement fee of 11,111 shares of its common stock to Monitor Capital, Inc. valued at $10,000.

In September 2005, the Company issued 38,462 shares of its common stock, valued at $50,000, to an individual as part of its purchase from the individual of his working interest in Abbeville Field and 3-D seismic data covering several square miles in Vermillion Parish, Louisiana. The Company valued the common stock at $50,000.

Note 13. Stock Options

During the year ended December 31, 2005, the Company issued 360,000 stock options to two officers in accordance with their employment agreements and 252,500 stock options to two consultants for services, all at exercise prices ranging from $1.00 to $1.80 per share. Of the stock options issued, 215,500 stock options were exercised during the period which resulted in proceeds to the Company of $254,649. The stock options issued for services were valued based upon the services provided.

A summary of stock option transactions under the Plan is as follows:

	2005		2004
	Options	Wtd Avg Exercise Price	Options	Wtd Avg Exercise Price
Outstanding at beginning of year	217,000	$3.00	--	$--
Granted	612,500	$1.11	605,000	$2.12
Exercised	(215,500)	$1.18	(388,000)	$1.63
Forfeited	--	$--	--	$--
Outstanding at end of year	614,000	$1.75	217,000	$3.00
Exercisable at end of year	614,000	$1.75	217,000	$3.00
Weighted average fair value of options granted		$1.11		$2.12

At December 31, 2005, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.00 to $3.50 and 3.3 years, respectively.

Note 14. Related Party Transactions

Notes Payable

See Note 8. for a discussion of borrowings from the Company’s Chief Executive Officer and Chief Financial Officer.

Lease Agreement

See Note 10. for a discussion of office space provided by the Company’s Chief Financial Officer.

Contribution

During the fiscal year ended December 31, 2004, Mr. Casey, an officer and shareholder holding more than 10% of the Company’s outstanding shares, sold shares of Unicorp common stock in transactions deemed to be short-swing sales. As such Mr. Casey distributed to the Company the profits realized from the sale of the stock in the amount of approximately $1.4 million. The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds as an increase in additional paid-in capital in our financial statements.

Note 15. Income Taxes

The Company has incurred net losses since the merger with Affiliated. (See Note 1.) and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward from July 12, 2004, has been fully reserved. The cumulative estimated operating loss carry-forward is approximately $2,800,000 at December 31, 2005, and will expire in 2025. The Company’s net operating loss carry-forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The following table sets forth a reconciliation of federal income tax for the years ended December 31, 2005 and 2004:

	2005	2004
Loss before income taxes	$(2,749,011)	$(7,019,555)

Income tax benefit computed at statutory rates	$(934,664)	$(2,386,649)
Valuation allowance	693,559	124,418
Permanent differences and non-deductible expenses	241,105	2,262,231
	$--	$--

Deferred income taxes consist of the following at December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
Net operating loss carry-forward	$951,892	$124,418
Valuation allowance	(817,977)	(124,418)
Deferred tax liabilities:
Book over tax depreciation, depletion and capitalized methods on oil and gas properties	(133,915)	--
	$--	$--

Note 16. 401(k) Plan

During the year ended December 31, 2005, the Company established and maintained a 401(k) plan that enabled employees to defer up to a specified percentage of their annual compensation and contribute such amount to the plan. The Company may contribute a matching amount for each participant equal to a discretionary percentage determined by the Company’s Board of Directors. The Company may also contribute additional amounts at its sole discretion. The Company’s matching contributions were $29,974 for the year ended December 31, 2005.

Note 17. Supplemental Information (Unaudited)

Proved oil and gas reserves estimates were prepared by independent petroleum engineers with Ryder Scott Company, L.P. The reserve reports were prepared in accordance with guidelines established by the Securities and Exchange Commission and, accordingly, were based on existing economic and operating conditions. Crude oil prices in effect as of the date of the reserve reports were used without any escalation (See “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves” below for a discussion of the effect of the different prices on reserve quantities and values.) Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company’s crude oil reserves or the costs that would be incurred to obtain equivalent reserves.

The changes in proved reserves for the year ended December 31, 2005 were as follows. The Company had no reserves as of and for the year ended December 31, 2004.

Crude Oil (Bbls)
December 31, 2004
Revisions	--
Extensions and discoveries	--
Purchases in place	19,287
Sales in place	--
Production	(4,029)
December 31, 2005	15,258

Proved developed reserves
December 31, 2005	15,258

The capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation and accretion as of December 31, 2005 and 2004, were as follows:

2005
Proved properties	$664,017
Unevaluated properties	677,195
Accumulated DD&A	(246,411)
Net capitalized costs	$1,094,801

2004
Proved properties	$--
Unevaluated properties	641,523
Accumulated DD&A	--
Net capitalized costs	$641,523

The amortization rate per unit based on barrels was $61.16.

    Costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2005 and 2004, were as follows:

2005
Proved acreage	$533,956
Unproved acreage	230,625
Development costs	--
Exploration costs	450,569
Total	$1,215,150

2004
Proved acreage	$--
Unproved acreage	161,523
Development costs	--
Exploration costs	480,000
Total	$641,523

Results of operations from producing operations for the year ended December 31, 2005 are set forth below:

2005
Crude oil sales	$242,165
Oil and gas production expense	115,508
Depletion expense	246,411
(119,754)
Income tax expense	--
Results from producing activities	$(119,754)

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (“Standardized Measure”) does not purport to present the fair market value of the Company’s crude oil properties. An estimate of such value should consider, among other factors, anticipated future prices of crude oil, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

Under the Standardized Measure, future cash inflows were estimated by applying year-end prices to the estimated future production of the year-end reserves. These prices have varied widely and have a significant impact on both the quantities and value of the proved reserves as reduced prices cause wells to reach the end of their economic life much sooner and also make certain proved undeveloped locations uneconomical, both of which reduce reserves.

Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company’s tax basis in the associated proved crude oil properties. Tax credits and net operating loss carry forwards were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

The standardized measure of discounted cash flows related to proved oil and gas reserves at December 31, 2005, were as follows:

Future revenues	$905,449
Future production costs	(417,978)
Future income taxes	(17,985)
Future net cash flows	469,486
10% discount - calculated difference	(51,881)
Standardized measure of discounted future net cash flows relating to proved reserves	$417,605

The primary changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2005, were as follows:

Purchase and sale of reserves, net	$544,262
Sales of oil and gas net of production costs	(126,657)
Net increase	$417,605

Note 18. Subsequent Events

Stock Options

In January 2006, subject to two-year employment agreements with the Company’s Chief Executive Officer and Chief Financial Officer, the Company issued 240,000 non-qualified stock options to its CEO at an exercise price of $0.60 per share, expiring in four years and immediately vested and 120,000 non-qualified stock options to its CFO at an exercise price of $0.60 per share, expiring in four years and immediately vested. In addition, pursuant to a one-year employment agreement with the Company’s Chief Operating Officer, the Company issued 700,000 non-qualified stock options to its COO at an exercise price of $0.05 per share, 450,000 which vest over a two year period with the remaining options vesting in accordance with certain predetermined revenue and gross profit targets.

Notes Payable

On January 5, 2006, the Company entered into a short-term note payable with an individual in the principal amount of $80,000 at an annual interest rate of ten percent (10%) and due on demand by the noteholder. As inducement to enter into the note with the Company, the Company paid the noteholder a commitment fee equal to eighteen percent (18%) of the principal amount of the note or $14,400. Of this amount, $2,400 was paid in cash and the balance was paid with 24,000 shares of restricted common stock which the Company valued at $$12,000. The note and accrued interest were subsequently repaid on February 21, 2006.

La Mesa Partners, L.C. Farmout

On March 9, 2006, the Company exercised its option to acquire from La Mesa Partners, L.C. (“La Mesa”) a 100% working interest in approximately 7,600 acres in the Company’s Hartford Prospect located in Ohio County, Kentucky. In addition to the Ohio County acreage, the Company received a 100% working interest in approximately 2,500 acres located in Logan County, Kentucky. As payment, the Company paid La Mesa $100,000 and issued La Mesa a 10% convertible unsecured note in the principal amount of $75,000 due March 9, 2008 and convertible into common stock at a conversion price of $1.00 per share. The Company has obtained a drilling permit for its second well on the Ohio County acreage and intends to begin drilling as soon as a drilling rig is available.

Clemens Dome Prospect

During March 2006, the Company agreed with Jordan Oil Company, Inc. to increase its working interest in the Clemens Dome Prospect located in Brazoria County, Texas from a previously agreed working interest of 18.75% before casing point (15% after casing point) to a 29.412% before casing point (25% after casing point.) Drilling of the initial well on this project is scheduled to begin during the second fiscal quarter of 2006.

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

In connection with the completion of its audit of, and the issuance of a report on the Company’s financial statements for the year ended December 31, 2005, Thomas Leger & Co., L.L.P. (“Leger”) identified deficiencies in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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
In 2004, the Company lacked procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. GAAP. As a result, certain transactions had not been properly recorded and several adjustments to the financial statements that were considered material to the financial position at December 31, 2004, and results of operations for the year then ended had to be recorded. Upon the completion of the audit for 2005, there were no adjustments required to the financial statements.

Changes in internal control over financial reporting. No changes in the Company's internal control over financial reporting have occurred during the Company's fiscal year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEMS 9, 10, 11, AND 12

These items have been omitted in accordance with the general instructions to Form 10-KSB. The information required by these items will be included in the Company’s definitive proxy or information statement to be filed no later than April 29, 2006, and are incorporated by reference in this annual report.

ITEM 13. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form S-2 dated October l3, 1981.
3.2	Certificate of Amendment to Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997 dated March 6, 1998.
3.3	Bylaws, as amended January 20, 1998, of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997, dated March 6, 1998.
10.1
Agreement and Plan of Reorganization dated December 15, 1997 by and between UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock
Incorporated by reference to Exhibit “1” to Registrant’s Form 8-K dated February 13, 1998 and filed February 18, 1998.
10.2	Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between Unicorp, Inc. and Equitable Assets Incorporated with respect to purchase of 58,285.71 tons of Zeolite	Incorporated by reference to Exhibit “1” to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998.
10.3	Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of January 1, 1998 by and between Unicorp, Inc. and AZ Capital, Inc.	Incorporated by reference to Exhibit “2” to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998.
10.4
Agreement and Plan of Reorganization dated March 1, 1999 by and between UNICORP, Inc., The Auto Axzpt.com Group, Inc. and R. Noel Rodriguez with respect to the exchange of all of ‘the shares owned by the shareholders in The Auto Axzpt.com, Inc. for shares of Unicorp, Inc.
Incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999.
10.5	Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed April 16, 2002.
10.6	July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002.
10.7	Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004.
10.8	2004 Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004. *
10.9	Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-QSB filed on November 22, 2004.
10.10	Employment Agreement with Kevan Casey	Provided herewith *
10.11	Employment Agreement with Carl A. Chase	Provided herewith *
10.12	Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006.
10.13	Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006.
10.14	Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.15	Assignment and Bill of Sale effective August 1, 2005 between Affiliated Holdings, Inc. and Walter Johnson	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.16	Participation Letter Agreement dated June 2, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.17	Participation Letter Agreement dated July 21, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.18	Farmout Agreement dated April 12, 2005 between Affiliated Holdings, Inc. and La Mesa Partners, L.C.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.19	Employment Agreement with Arthur B. Ley	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006. *
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed on April 15, 2005.
21.1	Subsidiaries of Registrant by reference	Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004.
23.1	Consent of Ryder Scott Company, L.P.	Provided herewith
23.2	Consent of Thomas Leger & Co. L.L.P.	Provided herewith
31.1	Certification of Kevan Casey	Provided herewith
31.2	Certification of Carl A. Chase	Provided herewith
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey	Provided herewith
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase	Provided herewith

* Indicates management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item has been omitted in accordance with the general instructions to Form 10-KSB. The information required will be included in the Company’s definitive proxy or information statement to be filed no later than April 29, 2006, and is incorporated by reference in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UNICORP, INC.

By: /s/ Kevan Casey___________
Kevan Casey, Chief Executive Officer

Date: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevan Casey	/s/ Carl A. Chase

Kevan Casey Chief Executuve Officer and Chairman of the Board	Carl A. Chase Principal Financial and Accounting Officer and Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form S-2 dated October l3, 1981.
3.2	Certificate of Amendment to Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997 dated March 6, 1998.
3.3	Bylaws, as amended January 20, 1998, of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997, dated March 6, 1998.
10.1
Agreement and Plan of Reorganization dated December 15, 1997 by and between UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock
Incorporated by reference to Exhibit “1” to Registrant’s Form 8-K dated February 13, 1998 and filed February 18, 1998.
10.2	Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between Unicorp, Inc. and Equitable Assets Incorporated with respect to purchase of 58,285.71 tons of Zeolite	Incorporated by reference to Exhibit “1” to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998.
10.3	Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of January 1, 1998 by and between Unicorp, Inc. and AZ Capital, Inc.	Incorporated by reference to Exhibit “2” to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998.
10.4
Agreement and Plan of Reorganization dated March 1, 1999 by and between UNICORP, Inc., The Auto Axzpt.com Group, Inc. and R. Noel Rodriguez with respect to the exchange of all of ‘the shares owned by the shareholders in The Auto Axzpt.com, Inc. for shares of Unicorp, Inc.
Incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999.
10.5	Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed April 16, 2002.
10.6	July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002.
10.7	Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004.
10.8	2004 Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004. *
10.9	Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-QSB filed on November 22, 2004.
10.10	Employment Agreement with Kevan Casey	Provided herewith *
10.11	Employment Agreement with Carl A. Chase	Provided herewith *
10.12	Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006.
10.13	Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006.
10.14	Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.15	Assignment and Bill of Sale effective August 1, 2005 between Affiliated Holdings, Inc. and Walter Johnson	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.16	Participation Letter Agreement dated June 2, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.17	Participation Letter Agreement dated July 21, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.18	Farmout Agreement dated April 12, 2005 between Affiliated Holdings, Inc. and La Mesa Partners, L.C.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.19	Employment Agreement with Arthur B. Ley	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006. *
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed on April 15, 2005.
21.1	Subsidiaries of Registrant by reference	Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004.
23.1	Consent of Ryder Scott Company, L.P.	Provided herewith
23.2	Consent of Thomas Leger & Co. L.L.P.	Provided herewith
31.1	Certification of Kevan Casey	Provided herewith
31.2	Certification of Carl A. Chase	Provided herewith
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey	Provided herewith
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase	Provided herewith

* Indicates management contract or compensatory plan or arrangement.