Form 10KSB/A
period 2005-12-31
UNICORP INC /NEW
filed 2006-05-01
CIK 354507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A (FIRST AMENDMENT)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 2-73389

UNICORP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada                                                                                                                               75-1764386

(State or other jurisdiction of incorporation or organization)                                                            (IRS Employer Identification No.)

5075 Westheimer, Suite 975, Houston, Texas    77056

(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code:  (713) 402-6700

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the fiscal year ended December 31, 2005, were $242,165

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 28, 2006, based upon the average bid and asked price as of such date, was $6,450,957.

The Registrant’s common stock outstanding as of April 28, 2006, was 86,978,965 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

UNICORP, INC.
FORM 10-KSB/A (FIRST AMENDMENT)

Unicorp, Inc., a Nevada corporation, hereby amends Items 9, 10, 11, 12, 13, and 14 of its Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006, to add the additional information contained herein.

PART III

ITEM 9. DIRECTORS, EXECUTIVER OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information is provided with respect to the Company’s executive officers as of April 28, 2006:

Name	Age	Position(s)
Kevan Casey	34	Chairman of the Board, President and Chief Executive Officer
Carl A. Chase	56	Director, Chief Financial Officer, Secretary and Treasurer
Arthur B. Ley	51	Executive Vice President and Chief Operating Officer

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

Carl A. Chase has served as the Company’s Secretary and Treasurer since July 2004 and Chief Financial Officer and Director since August 2004. Mr. Chase serves as chairman of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure listed on the American Stock Exchange. Since February 2005, Mr. Chase has served as a consultant to Rockport Healthcare Group, Inc., a preferred provider organization for work-related injuries and illnesses and from April 2001 to January 2005, Mr. Chase served as senior vice president - budgets & controls for Rockport, which is listed on the OTC-BB. Prior to joining Rockport, Mr. Chase was an independent consultant to Rockport from August 2000. From August 1999 to May 2000, Mr. Chase was chief financial officer of ClearWorks.net, Inc. Mr. Chase also served as chief financial officer of Bannon Energy Incorporated, an independent oil and gas company, from December 1992 to August 1999 and has held various management and financial positions within the oil and gas industry since 1975. He is a graduate of the University of Oklahoma with a Bachelor of Accountancy degree.

Arthur B. Ley has served as Chief Operating Officer since February 2006. Mr. Ley has 28 years’ experience in the oil and gas exploration and production industry with his most recent position as president of Jordan Oil Company, Inc. in Houston, Texas from 2001 until December 2005. Mr. Ley also spent time with Columbia Gas Development/Aviara Energy as their onshore general manager from 1988 to 2000 where he was responsible for exploration, production and reserve replacement in the lower 48 states with an emphasis in South Louisiana and Southeast Texas. Mr. Ley also served as exploration manager for TransTexas Gas Corporation from 2000 to 2001 where he managed an active exploration and drilling program in Galveston and Wharton Counties, Texas. He is a graduate of Louisiana State University with a Bachelor of Science degree in geology.

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

Involvement in Legal Proceedings

None of the Company’s executive officers or directors have been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

None of the Company’s executive officers or directors has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.
None of the Company’s executive officers or directors is the subject of any pending legal proceedings.

Committees of the Board and Attendance

The Company currently has no audit committee or other committees that serve under our board of directors. The Company’s board of directors will have, among others, the following committees: an audit committee and a compensation committee. The composition and responsibilities of each committee are described below.

Audit Committee

The audit committee will oversee the Company’s corporate accounting and financial reporting process. Among other duties, it will:

•	evaluate the Company’s independent auditors’ qualifications, independence and performance;

•	determine the engagement of the independent auditors;

•	approve the retention of the Company’s independent auditors to perform any proposed permissible non-audit services;

•	review the Company’s financial statements;

•	review the Company’s critical accounting policies and estimates;

•	oversee the Company’s internal audit function; and

•	discuss with management and the independent auditors the results of the annual audit and the review of the Company’s quarterly financial statements.

The Company did not have an audit committee during the last fiscal year, nor does it currently have an audit committee. The members of the Company’s audit committee will be Messrs. Chase, who will be the committee chair, and Casey. Mr. Chase will be the Company’s audit committee financial expert.

Compensation Committee

The duties of the Company’s compensation committee will include:

•	reviewing and recommending policy relating to compensation and benefits of the Company’s officers and employees;

•	reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s chief executive officer and other senior officers;

•	evaluating the performance of these officers in light of those goals and objectives; and

•	setting compensation of these officers based on such evaluations.

The Company did not have a compensation committee, during the last fiscal year, nor does it currently have a compensation committee. The compensation committee will attempt to structure executive compensation to align management with shareholder interests. The key components of compensation involve base salary, bonus and stock options, with an emphasis on long-term, at risk compensation. In reviewing the amount of compensation paid to executive officers, the compensation committee will review peer companies as an established medium for determining market compensation. The committee will review this peer group in determining base salary, bonuses and total cash compensation for all of the Company’s senior officers

The compensation committee will also administer the issuance of stock options and other awards under the Company’s stock incentive plans. The members of the Company’s compensation committee will be Messrs. Casey, who will be the committee chair, and Chase.

The Board of Directors held two board meetings during the last fiscal year of which all directors attended all meetings.

Director Compensation

Directors who are also employees do not receive any compensation for serving as directors. The Company does not have any non-employee directors. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any board committee or otherwise incurred in their capacities as directors.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Code of Ethics is an exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004 that was filed with the SEC on April 15, 2005.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during the last fiscal year ended December 31, 2005, by the Company’s named executive officers. The Company had no employees during the prior two fiscal years ended December 31, 2004 and 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Restricted Stock Awards ($)	Securities Underlying Options (#)
Kevan Casey, Chief Executive Officer and Chairman	2005	$86,000	$73,500	(1)	$--	240,000
Carl A. Chase, Chief Financial Officer, Secretary, Treasurer and Director	2005	$5,996	$3,974		$--	120,000
______________

(1)	Includes $18,000 for a $1,500 per month auto and home allowance and $28,000 which the Company contributed to a 401(k) plan. Mr. Casey forgave $17,000 of salary and bonus due him in fiscal 2005.
(2)	Includes $1,974 which the Company contributed to a 401(k) plan.

Option Issuances

OPTION GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Kevan Casey	240,000	67%	$1.00	December 2010
Carl A. Chase	120,000	33%	$1.00	December 2010
______

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)		Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)
				Exercisable	Unexercisable	Exercisable	Unexercisable
Kevan Casey	15,000	$--	(1)	225,000	--	$--	$--
Carl A. Chase	--	$--		120,000	--	$--	$--
______

(1)	Mr. Casey exercised 15,000 stock options during fiscal 2005 and continues to own the shares acquired.

The fair market value of the Company’s common stock as of the end of the fiscal year ended December 31, 2005, was $0.60 per share. Since the exercise prices of the options listed is $1.00 per share, the options were not in-the-money as of the end of the Company’s fiscal year, and no value is set forth in the above table under Securities and Exchange Commission rules.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

On January 1, 2005, Unicorp and Mr. Casey entered into an employment agreement where the Company agreed to employ Mr. Casey as its Chief Executive Officer, commencing on January 1, 2005 and terminating on December 31, 2005. This agreement was renewed effective December 31, 2005, for a two-year year period through December 31, 2007. Under his employment agreement, Mr. Casey has the right to terminate his employment agreement at any time and for no stated reason. The Company may terminate his employment agreement only upon Mr. Casey’s disability, death or with cause. The employment agreement entitles Mr. Casey to a monthly base salary of $8,000, a quarterly retention bonus of $7,000, and eligibility to receive a bonus of $6,500 for every successful oil and/or gas well that is drilled and completed.

Under his employment agreement, Mr. Casey received a non-qualified five-year option to purchase 240,000 shares of the Company’s common stock at an exercise price of $1.00 per share, which option vested on January 1, 2005. On January 1, 2006, Mr. Casey received a non-qualified five-year option to purchase 240,000 shares of the Company’s common stock at an exercise price of $0.60 per share, which option vested on January 1, 2006. The employment agreement also provides for car, health insurance and home office allowances.

If Mr. Casey’s employment is terminated without cause, he shall receive $96,000 payable in twelve monthly installments, all unreimbursed expenses, and any bonus earned as of his termination date. Mr. Casey’s employment agreement contains confidentiality provisions consistent with his fiduciary duty obligations owed to Unicorp.

On January 1, 2005, Unicorp and Mr. Chase entered into an employment agreement where the Company agreed to employ Mr. Chase as its Chief Financial Officer, commencing on January 1, 2005 and terminating on December 31, 2005. This agreement was renewed effective December 31, 2005, for a two-year period through December 31, 2007 Under his employment agreement, Mr. Chase has the right to terminate his employment agreement at any time and for no stated reason. The Company may terminate his employment agreement only upon Mr. Chase’s disability, death or with cause. The amended employment agreement entitles Mr. Chase to a monthly base salary of $5,000.

Under the employment agreement, Mr. Chase received a non-qualified five-year option to purchase 120,000 shares of the Company’s common stock at an exercise price of $1.00 per share which option vested on January 1, 2005. On January 1, 2006, Mr. Chase received a non-qualified five-year option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.60 per share, which option vested on January 1, 2006

If Mr. Chase’s employment is terminated without cause, he shall receive $60,000 payable in twelve monthly installments, all unreimbursed expenses, and any bonus earned as of his termination date. Mr. Chase’s employment agreement contains confidentiality provisions consistent with his fiduciary duty obligations owed to Unicorp.

On December 5, 2005, Unicorp and Mr. Ley entered into an employment agreement where the Company agreed to employ Mr. Ley as its Chief Operating Officer, commencing on February 1, 2006 and terminating on December 31, 2006. Under his employment agreement, Mr. Ley has the right to terminate his employment agreement at any time and for no stated reason. The Company may terminate his employment agreement only upon Mr. Ley’s disability, death or with cause. The employment agreement entitles Mr. Ley to a monthly base salary of $15,000.

Under his employment agreement, Mr. Ley received a non-qualified four-year option to purchase 700,000 shares of the Company’s common stock at an exercise price of $0.05 per share, which options vest based upon certain performance goals. In addition, during January 2006, the Company issued 88,000 non-qualified stock options to Mr. Ley in accordance with his employment agreement of which through exercise of the options, Mr. Ley received cash proceeds of $100,000 as inducement to enter into the non-competition provisions of his employment agreement. The employment agreement also provides for car, health insurance and home office allowances.

Mr. Ley’s employment agreement contains confidentiality provisions consistent with his fiduciary duty obligations owed to Unicorp.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 28, 2006, the Company had 86,978,965 shares of common stock issued and outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

▪	each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;
▪	each of the Company’s directors;
▪	each of the Company’s named executive officers; and
▪	all of the Company’s directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within sixty (60) days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person’s actual voting power.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common	KM Casey No.1 Ltd.	49,480,001 (2)	56.6%
	5075 Westheimer, Suite 975
	Houston, Texas 77056

Common	Tommy Allen	19,900,000	22.8%
	2901 West Sam Houston Pkwy Suite E-300
	Houston, Texas 77043

Common	Trevor Ling	7,100,000	8.0%
	5050 Westheimer
	Houston, Texas 77056

	Total	76,480,001	87.4%

SECURITY OWNERSHIP OF MANAGEMENT
Title of Class	Name and Address of Beneficial Owner	Shares Owned Beneficially(1)	% of Class Owned

Common	Kevan Casey	49,480,001 (2)	56.4%
	5075 Westheimer, Suite 975
	Houston, Texas 77056

Common	Carl A. Chase	4,130,000 (3)	4.7%
	5075 Westheimer, Suite 975
	Houston, Texas 77056

	Arthur B. Ley	--	--%
	5075 Westheimer, Suite 975
	Houston, Texas 77056

	All Officers and Directors as a Group (3 people)	53,610,001	61.1%

_______________

(1)
Applicable percentage of ownership is based on 86,978,965 shares of common stock outstanding as of April 28, 2006, together with securities exercisable or convertible into shares of common stock within sixty (60) days of April 28, 2006, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 28, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and insider trading regulations - percentage computation is for form purposes only.

(2)
Mr. Kevan Casey exercises voting and dispositive power over all shares beneficially owned by KM Casey No. 1 LTD. Includes 225,000 non-qualified stock options exercisable at $1.00 per share and 240,000 non-qualified stock options exercisable at $0.60 per share.

(3)	Includes 120,000 non-qualified stock options exercisable at $1.00 per share and 120,000 non-qualified stock options exercisable at $0.60 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Payable

During November and December 2004, the Company issued $580,000 principal amount in the form of one year, 10% convertible secured notes to five investors, of which two of the investors are both officers and directors of the Company. The notes were due in November and December 2005 and the funds were used to pay for lease bonus costs and drilling and completion costs of four wells on the Company’s Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holders, the notes are convertible into Unicorp common stock at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding.

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

Lease Agreement

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
Incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999.
10.5	Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed April 16, 2002.
10.6	July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002.
10.7	Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004.
10.8	2004 Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004. *
10.9	Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-QSB filed on November 22, 2004.
10.10	Employment Agreement with Kevan Casey	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-KSB filed on April 17, 2006. *
10.11	Employment Agreement with Carl A. Chase	Incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-KSB filed on April 17, 2006. *
10.12	Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006.
10.13	Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006.
10.14	Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.15	Assignment and Bill of Sale effective August 1, 2005 between Affiliated Holdings, Inc. and Walter Johnson	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.16	Participation Letter Agreement dated June 2, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.17	Participation Letter Agreement dated July 21, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.18	Farmout Agreement dated April 12, 2005 between Affiliated Holdings, Inc. and La Mesa Partners, L.C.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.19	Employment Agreement with Arthur B. Ley	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006. *
10.20	Letter Agreement Dated March 9, 2006 between Unicorp, Inc. and La Mesa Partners, L.C.	Provided herewith
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed on April 15, 2005.
21.1	Subsidiaries of Registrant by reference	Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004.
31.1	Certification of Kevan Casey	Provided herewith
31.2	Certification of Carl A. Chase	Provided herewith
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey	Provided herewith
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase	Provided herewith

* Indicates management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Thomas Leger & Co., L.L.P. (“Leger”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005, and for the reviews of the financial statements included in its quarterly reports on Form 10-QSB for that fiscal year were $41,055 and $16,270 for its review of the Company’s Form SB-2.

Audit-Related Fees

Leger did not render any audit-related fees, which represent fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees.

Tax Fees

Leger did not receive any fees for tax compliance, tax advice or tax planning from the Company during the fiscal years ended December 31, 2005 and 2004.

All Other Fees

Other than the services described above under “Audit Fees” and “Tax Fees” for the fiscal year ended December , 2005 and 2004, Leger did not receive any other fees.

Audit Committee Pre-Approval Policies and Procedures

The 2005 and 2004 audit services provided by Leger were approved by the Company’s Board of Directors. The Company’s Board of Directors implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Board of Directors pre-approves both the type of services to be provided by the Company’s independent accountants and the estimated fees related to these services. During the approval process, the Board of Directors considers the impact of the types of services and related fees on the independence of the auditor. Throughout the year, the Board of Directors reviews revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNICORP, INC.

Date: May 1, 2006	By:	/s/ Kevan Casey
Kevan Casey
Chief Executive Officer

UNICORP, INC.

Date: May 1, 2006	By:	/s/ Carl A. Chase
Carl A. Chase
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form S-2 dated October l3, 1981.
3.2	Certificate of Amendment to Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997 dated March 6, 1998.
3.3	Bylaws, as amended January 20, 1998, of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997, dated March 6, 1998.
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
Incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999.
10.5	Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed April 16, 2002.
10.6	July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002.
10.7	Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004.
10.8	2004 Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004. *
10.9	Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-QSB filed on November 22, 2004.
10.10	Employment Agreement with Kevan Casey	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-KSB filed on April 17, 2006. *
10.11	Employment Agreement with Carl A. Chase	Incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-KSB filed on April 17, 2006. *
10.12	Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006.
10.13	Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006.
10.14	Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.15	Assignment and Bill of Sale effective August 1, 2005 between Affiliated Holdings, Inc. and Walter Johnson	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.16	Participation Letter Agreement dated June 2, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.17	Participation Letter Agreement dated July 21, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.18	Farmout Agreement dated April 12, 2005 between Affiliated Holdings, Inc. and La Mesa Partners, L.C.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.19	Employment Agreement with Arthur B. Ley	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006. *
10.20	Letter Agreement Dated March 9, 2006 between Unicorp, Inc. and La Mesa Partners, L.C.	Provided herewith
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed on April 15, 2005.
21.1	Subsidiaries of Registrant by reference	Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004.
31.1	Certification of Kevan Casey	Provided herewith
31.2	Certification of Carl A. Chase	Provided herewith
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey	Provided herewith
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase	Provided herewith

* Indicates management contract or compensatory plan or arrangement.