Form 10QSB
period 2006-03-31
UNICORP INC /NEW
filed 2006-05-22
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from
_________________ to _______________

Commission File Number 2-73389

UNICORP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-1764386
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5075 Westheimer Rd., Suite 975, Houston, Texas 77056
(Address of principal executive offices)

(713) 402-6700
(Issuer’s telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

As of May 19, 2006, there were outstanding 87,944,932 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

UNICORP, INC.
INDEX TO FORM 10-QSB
March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A Company in the Developmental Stage)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,278,477	$287,446
Restricted cash in certificate of deposit	25,159	--
Oil and gas receivable	58,809	41,952
Deferred offering costs	--	363,940
Prepaid expenses	102,037	228,598
Total current assets	1,464,482	921,936
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	1,196,478	1,179,478
Unevaluated costs	1,273,669	677,195
Other fixed assets	117,936	11,424
Accumulated depletion, impairment and depreciation	(858,269)	(761,872)
Property and equipment, net	1,729,814	1,106,225
Other assets	5,000	5,000
Total assets	$3,199,296	$2,033,161

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$156,948	$459,851
Notes payable - related parties	--	367,000
Accrued liabilities	18,131	68,670
Total current liabilities	175,079	895,521
Long-term note payable, net of discount	52,500	--
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 86,333,090 and 83,324,467 issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	86,333	83,324
Additional paid-in capital	14,319,783	10,897,478
Stock subscription receivable	(474,500)	--
Deficit accumulated in the developmental stage	(10,959,899)	(9,843,162)
Total shareholders’ equity	2,971,717	1,137,640
Total liabilities and shareholders' equity	$3,199,296	$2,033,161

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND
INCEPTION (JULY 12, 2004) TO MARCH 31, 2006
(A Company in the Developmental Stage)
(Unaudited)

	Three Months	Three Months	Inception
	Ended	Ended	(July 12, 2004) to
	March 31, 2006	March 31, 2005	March 31, 2006

Oil and gas revenue	$130,150	$--	$372,315
Oil and gas production costs	35,913	--	151,421
Depletion expense	96,397	--	342,808
Gross loss	(2,160)	--	(121,914)

Operating expenses:
Office administration	31,255	6,598	63,788
Payroll and related	187,056	37,626	355,332
Merger expenses	--	--	167,082
Investor relations	486,487	83,508	1,414,254
Professional services	83,875	100,263	614,898
Stock issuances below market value	--	--	6,047,949
Employee stock option expense	275,930	720,000	995,930
Impairment of oil and gas properties	--	--	515,461
Other	43,121	24,391	119,233
Total operating expenses	1,107,724	972,386	10,293,927

Other income (expense):
Interest income	159	17,450	40,691
Interest expense - related parties	(7,012)	(14,193)	(510,153)
Total other	(6,853)	3,257	(469,462)
Net loss	$(1,116,737)	$(969,129)	$(10,885,303)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.13)

Weighted average number of common shares outstanding:
Basic and diluted	84,527,033	82,140,425	81,856,003

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND
INCEPTION (JULY 12, 2004) TO MARCH 31, 2006
(A Company in the Developmental Stage)
(Unaudited)
	Three Months	Three Months	Inception
	Ended	Ended	(July 12, 2004) to
	March 31, 2006	March 31, 2005	March 31, 2006
Cash flows from operating activities:
Net loss	$(1,116,737)	$(969,129)	$(10,885,303)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and depreciation	96,397	--	342,808
Impairment of oil and gas properties	--	--	515,461
Stock issuances below market value	--	--	6,047,949
Issuance of convertible notes below market value	--	--	443,626
Stock and stock options issued for services	153,470	51,300	429,744
Stock issued for loan commitment	13,920	--	13,920
Employee stock option expense	275,930	720,000	995,930
Non-cash merger expenses	--	--	160,000
Non-cash investment income	(159)	(14,361)	(159)
Changes in assets and liabilities:
Accounts receivable	(16,857)	--	(58,809)
Deferred offering costs	(21,719)	--	(75,659)
Prepaid expenses	176,561	786	(18,380)
Accounts payable	(272,903)	52,100	316,948
Accrued liabilities	(50,539)	14,439	51,489
Net cash used in operating activities	(762,636)	(144,865)	(1,720,435)
Cash flows from investing activities:
Purchase of certificate of deposit	(25,000)	--	(25,000)
Investment in oil and gas properties and other fixed assets	(644,984)	--	(2,463,081)
Deposits	--	--	(5,000)
Net cash used in investing activities	(669,984)	--	(2,493,081)
Cash flows from financing activities:
Proceeds from notes payable - related parties and other	80,000	--	835,000
Repayment of notes payable - related parties and other	(447,000)	(66,000)	(535,000)
Stock issued for cash	853,000	--	971,000
Exercise of stock options	1,937,651	15,000	2,826,550
Collection of stock subscription receivable	--	24,000	--
Proceeds from contribution by shareholder	--	--	1,393,443
Net cash provided by (used in) financing activities	2,423,651	(27,000)	5,490,993
Net increase (decrease) in cash	991,031	(171,865)	1,277,477
Cash and cash equivalents, beginning of period	287,446	818,324	1,000
Cash and cash equivalents, end of period	$1,278,477	$646,459	$1,278,477

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND
INCEPTION (JULY 12, 2004) TO MARCH 31, 2006
(A Company in the Developmental Stage)
(Unaudited)
(Continued)

	Three Months	Three Months	Inception
	Ended	Ended	(July 12, 2004) to
	March 31, 2006	March 31, 2005	March 31, 2006

Supplemental cash flow disclosures:
Interest paid	$32,621	$--	$32,621
Taxes paid	$--	$--	$--

Supplemental non-cash disclosures:
Stock issued for offering costs	$--	$--	$310,000
Stock issued for acquisition of producing properties	$--	$--	$50,000
Stock issued for prepaid expenses	$50,000	$--	$50,000
Stock issued for payment of accounts payable	$30,000	$30,000	$160,000
Note issued for acquisition of leasehold interests	$75,000	$--	$75,000
Stock issued for conversion of debt	$--	$--	$333,358

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

As of March 31, 2006, Unicorp had three wholly-owned subsidiaries as follows:

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

Note 2. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS No. 123(R) was adopted by the Company on January 1, 2006. The Company previously accounted for stock awards under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. During the quarter ended March 31, 2005, the Company recognized $720,000 of expense relating to the intrinsic value of stock options issued to its CEO and CFO, which options were granted with an exercise price below the then current market value.

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company had no unvested options outstanding as of December 31, 2005, and consequently recorded no expense associated with unvested options during the quarter ended March 31, 2006. During the quarter ended March 31, 2006, the Company issued 240,000 non-qualified stock options to its CEO and 120,000 non-qualified stock options to its CFO at an exercise price of $0.60 per share and immediately vested. The options were granted at the fair market value of the Company’s common stock on the date of grant. The Company used the Black-Scholes option pricing model and recorded $211,602 of expense in relation to these options. On February 1, 2006, the Company issued 700,000 non-qualified stock options to its COO, of which 450,000 vest over a two year period and 250,000 are based on performance conditions during the initial year of his employment agreement.  The stock options expire five years from the date of grant and are exercisable at $0.05 per share. Management does not believe the performance conditions will be met and therefore has not accrued compensation expense related to the 250,000 stock options.  For the 450,000 stock options which vest over a two year service period, the Company used the Black-Scholes option pricing model and determined the fair value of the stock options to be $771,937 which the Company will charge to expense over the two year vesting period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 204%, risk-free interest rate of 4.5%, and expected life of five years.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry-forwards. Accordingly, because the Company is not currently able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flow for the quarterly period ended March 31, 2006.

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of March 31, 2006, there were 1,622,000 non-qualified stock options outstanding at exercise prices ranging from $0.05 to $3.50 per share pursuant to the 2004 Plan. The 2004 Plan was approved by the shareholders on September 20, 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation prior to January 1, 2006:

	Three Months	Inception
	Ended	(July 12, 2004) to
	March 31, 2005	March 31, 2005

Net loss, as reported	$(969,129)	$(7,988,684)
Add: Intrinsic value of stock option grants recorded as expense	720,000	720,000
Deduct: Stock-based compensation under fair value method	(1,076,331)	(1,076,331)
Pro forma net loss	$(1,325,460)	$(8,345,015)

Net loss per share:
Basic and diluted, as reported	$(0.01)	$(0.10)
Stock-based compensation under fair value method	(0.00)	(0.00)
Basic and diluted, pro forma	$(0.01)	$(0.10)

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

Note 4. Common Stock

During the three months ended March 31, 2006, the Company issued 24,000 shares of its restricted common stock to an individual as a commitment fee for a short-term loan in the principal amount of $80,000 which the Company valued at $13,920 ($0.59 per share) and 37,788 shares of its restricted common stock to another individual as payment for accounts payable of $30,000 ($0.79 per share), which the Company valued at $30,000. In addition, the Company issued 14,098 shares of its restricted common stock to this same individual for services which the Company valued at $20,000 ($1.42 per share). The Company issued 88,000 shares of free trading common stock to an employee as a sign-on bonus in accordance with his employment agreement which the Company valued at $110,070 ($1.25 per share) and issued 1,462,000 shares of its common stock to three individuals resulting from the exercise of stock options and the Company received cash of $1,937,651. As a result of its financing agreement with Cornell Capital Partners (“Cornell”), the Company issued 1,382,737 shares of its common stock to Cornell Capital Partners, L.P. and received cash proceeds of $1,327,500 and recorded a stock subscription receivable of $474,500.

Note 5. Funding

On February 3, 2006, the Company entered into an Equity Distribution Agreement with Cornell. Under the Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of its common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Equity Distribution Agreement, Cornell will pay Unicorp 91%, or a 9% discount on the per share price of Unicorp’s common stock on the principal market. Cornell’s obligation to purchase shares of Unicorp’s common stock under the Equity Distribution Agreement is subject to certain conditions, including Unicorp obtaining an effective registration statement for shares of common stock sold under the Equity Distribution Agreement and is limited to $2,000,000 per five business days.

Upon the execution of the Equity Distribution Agreement, Cornell received as a one-time commitment fee 322,222 shares of the Company’s common stock which was valued at $300,000 on the date of issuance. In connection with the Equity Distribution Agreement, the Company has also entered into a placement agent agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer. Upon execution of the placement agent agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 11,111 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of its shares on the date of issuance. The Company recorded the costs of these stock issuances and payments made for legal fees pursuant to this funding transaction as deferred offering costs on its balance sheet and charged the deferred financing costs to additional paid-in capital during the quarterly period ended March 31, 2006.

The registration statement was declared effective by the SEC on February 14, 2006 and as of the date of this report the Company has issued 2,970,579 shares of its common stock to Cornell and has received net proceeds of $2,513,000.

Note 6. Notes Payable

Convertible Notes

During November and December 2004, the Company issued $580,000 principal amount in the form of one year, 10% convertible secured notes to five investors, which were collateralized by all the assets of Affiliated Holdings, Inc. The notes were due in November and December 2005 and the funds were used to pay for lease bonus costs and drilling and completion costs of four wells on the Company’s Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holder, the notes are convertible into common stock of the Company at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding. As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $443,626 discount on the note. The discount was recorded as interest expense during the fiscal quarter ended December 31, 2004, as the note was immediately convertible.

During March 2006, the Company issued $75,000 principal amount in the form of a two-year, 10% convertible unsecured note to La Mesa Partners, L.C. The note is due March 9, 2008 and the funds were used to pay for lease bonus costs on the Company’s Ohio and Logan County, Kentucky prospects. At the option of the note holder, the note is convertible into common stock of the Company at a conversion price of $1.00 per share anytime after March 9, 2007. Interest on the 10% convertible note is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the note was calculated based on a discount to the bid price on the date of funding. As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $22,500 discount on the note. The discount will be amortized over the next twelve months beginning April 1, 2006, which amortization will be charged to interest expense.

The convertible notes payable at March 31, 2006 and December 31, 2005, are as follows:

	March 31,	December 31,
	2006	2005
Note due to La Mesa Partners, L.C. in the principal amount of $75,000, at an annual interest rate of 10%, due March 9, 2008 and convertible into Company common stock at $1.00 per share. The Company has recorded $22,500 as a beneficial conversion feature on this note and will amortize it over twelve months beginning April 1, 2006.	$52,500	$--
Note due to an officer of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	--	167,000
Note due to an officer of the Company at an annual interest rate of 10%, due November 23, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	--	10,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 13, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	--	15,000
Total notes payable	$52,500	$192,000

During December 2005, three shareholders converted $300,000 principal amount and accrued interest of $33,358 into 416,698 shares of the Company’s common stock. The Company’s Chief Executive Officer and Chief Financial Officer verbally agreed to extend the maturity dates of their notes to June 30, 2006, which notes and accrued interest were subsequently paid in cash during March 2006.

Other Short-term Notes

On December 31, 2005, the Company borrowed $175,000 from Kevan Casey, Chief Executive Officer of the Company, and issued Mr. Casey a short-term, unsecured note with interest at 10% per annum. During January and February 2006, the Company repaid Mr. Casey the principal amount of $175,000 and interest of $1,981.

On January 5, 2006, the Company entered into a short-term note with an individual in the principal amount of $80,000 at an annual interest rate of 10% and due on demand by the noteholder. As inducement to enter into the note with the Company, the Company paid the noteholder a commitment fee equal to eighteen percent (18%) of the principal amount of the note. Of this amount, $2,400 was paid in cash and the balance was paid with 24,000 shares of restricted common stock which the Company valued at $13,920. The note and accrued interest were subsequently repaid on February 21, 2006.

Note 7. Property and Equipment

Following is a description of the properties to which the Company is participating as of March 31, 2006, or intends to participate during fiscal 2006.

Hartford Prospect - Ohio and Logan Counties, Kentucky

In April 2005, the Company entered into a farmout agreement with La Mesa Partners, L.C., (“La Mesa”) in which the Company has committed to drill one well on the Hartford Prospect located in Ohio County, Kentucky. The Company began drilling operations on the T.C. Sanderfuhr Well No. 1 in October 2005 and drilled the well to a total depth of approximately 2,800 feet. The well encountered approximately 200 feet of New Albany Shale and the well was fracture stimulated in February 2006. As a result of mechanical malfunctions with the service company’s equipment, the Company is currently evaluating completion procedures to make the well productive. The Company began drilling its second well in March 2006 and drilled the well to a total depth of approximately 2,900 feet. This well also encountered approximately 200 feet of New Albany Shale and is awaiting completion procedures. On March 9, 2006, the Company exercised its option to acquire from La Mesa a 100% working interest in approximately 7,600 acres in Ohio County, Kentucky. In addition to the Ohio County acreage, the Company received a 100% working interest in approximately 2,500 acres located in Logan County, Kentucky. As payment, the Company paid La Mesa $100,000 and issued La Mesa a 10% convertible unsecured note in the principal amount of $75,000 due March 9, 2008 and convertible into common stock at a conversion price of $1.00 per share anytime after March 9, 2007. The Company has a commitment to drill a minimum of one well in Logan County, Kentucky by July 2007.

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

North Edna Prospect - Jefferson Davis Parish, Louisiana

Effective June 8, 2005, the Company obtained a 40% before payout working interest, 35% after payout working interest, in a prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana. The initial well was drilled to a total depth of approximately 8,800 feet and logged on March 29, 2006. The logs indicate approximately 10 feet of oil pay in the Nonion Struma section. Production casing has been run and it is anticipated production will begin during the second fiscal quarter of 2006. Based upon the results of the initial well, the Company has identified a second well location on this fault block and intends to drill a third well on an eastern prospect with possible significant reserve potential. The Company paid the operator $53,000 for a proportionate reimbursement for land and geological and geophysical costs.

Clemons Dome Prospect - Brazoria County, Texas

Effective July 18, 2005, the Company entered into a letter agreement to obtain an 18.75% before casing point election working interest and a 15% after casing point working interest election, in a prospect to drill a 14,500 foot test well in Brazoria County, Texas. The well will test the Lower Nod, Tex Miss and Vicksburg formations. The Company has paid the operator $84,750 for its proportionate reimbursement for land and geological and geophysical costs. During March 2006, the Company increased its working interest to 29.412% before casing point and 25% after casing point and agreed to pay an additional $107,000 for land and geological and geophysical costs for its increased working interest. It is anticipated drilling operations will begin during the third fiscal quarter of 2006.

Veltin Field Prospect - St. Landry Parish, Louisiana

The Company is participating in a re-entry of a well drilled by Getty Oil in the late 60’s in St. Landry Parish, Louisiana. The proposed target is the Cockfield II formation at a depth of approximately 11,000 feet. Through the date of this report, the Company has incurred approximately $436,267 in costs on this prospect. Initial results do not currently support production from the Cockfield II and the working interest owners are currently evaluating the initial results of the completion attempt. The Company has recommended to the other working interest owners that the Cockfield II be abandoned and a completion attempt be made in the Frio formation located above the Cockfield II. The Company is currently awaiting a response from the other working interest owners and simultaneously attempting to sell its working interest in this prospect.

Cecilia Prospect - Hardin County, Kentucky

Pursuant to its agreement with P5 Petroleum, Inc., (“P5”) during fiscal 2004 the Company advanced $480,000 to P5 to cover its commitment for the initial four wells drilled on its Cecilia Prospect and paid an additional $100,000 to P5 for lease acquisition costs. During January and February 2005, P5 drilled and fracture stimulated the four wells. The four wells are non-productive and P5 has begun plugging operations on the properties. The Company earned 1,200 acres pursuant to its agreement with P5 and purchased a 75% working interest in an additional 2,400 acres. The Company and P5 will attempt to sell this acreage. The Company transferred these costs to the amortization pool at December 31, 2005 and recorded an impairment charge based upon the full cost ceiling pool of $515,461. P5 and the Company are attempting to sell their interests in this prospect.

Property and equipment includes the following:

	March 31,	December 31,
	2006	2005
Oil and gas properties:
Subject to depletion	$1,196,478	$1,179,478
Unevaluated costs	1,273,669	677,195
Impairment	(515,461)	(515,461)
Accumulated depletion	(341,140)	(246,411)
	1,613,546	1,094,801
Other fixed assets	117,936	11,424
Accumulated depreciation	(1,668)	--
Net property and equipment	$1,729,814	$1,106,225

Note 8. Commitments and Contingent Liabilities

Lease Agreement

Effective February 2, 2006, the Company entered into a thirty-eight month lease, beginning April 1, 2006, for approximately 5,582 square feet of office space from Walton Houston Galleria Office, L.P. (“Walton”). Under the terms of the lease, the Company was required to issue a forty (40) month $25,000 letter of credit secured by a $25,000 certificate of deposit in favor of Walton and pay the initial three months rent in advance. The Company’s monthly lease expense is $8,373 for the period June 2006 through May 2007, $8,489 for the period June 2007 through May 2008 and $8,606 through the end of the lease.

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

Note 9. Related Party Transactions

Notes Payable

See Note 6. for a discussion of borrowings from the Company’s Chief Executive Officer and Chief Financial Officer.

Lease Agreement

See Note 8. for a discussion of office space provided by the Company’s Chief Financial Officer.

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

Note 10. Subsequent Events

On May 3, 2006, the Company entered into a loan agreement with Mr. Tommy Allen, whereby the Company loaned Mr. Allen $200,000 at an interest rate of six percent (6%) and due May 3, 2007, provided however, that on and after August 3, 2006, the Company may accelerate the maturity in its sole discretion to a date no earlier than twenty (20) business days after giving Mr. Allen notice. The note is secured with 19,690,000 shares of Unicorp common stock pursuant to a security agreement dated May 3, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2006, and its results of operations for the three months ended March 31, 2006 and 2005, should be read in conjunction with the audited consolidated financial statements and notes included in Unicorp’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Overview

Unicorp is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from unconventional reservoirs such as fractured shales, coal beds and tight sands within the United States. A majority of the Company’s operations are in the states of Kentucky, Louisiana and Texas.

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company’s financial statements to its Form 10-KSB for the year ended December 31, 2005.

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

Accounting For Stock-Based Compensation

In December 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS No. 123(R) was adopted by the Company on January 1, 2006. The Company previously accounted for stock awards under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenue

For the three months ended March 31, 2006, the Company generated $130,150 in crude oil revenue. Effective June 1, 2005, the Company acquired an interest in the Abbeville Field located in Vermillion Parish, Louisiana. All of the Company’s revenue was derived from the production of crude oil for the period of January through March 2006 from the Abbeville Field.

Oil and Gas Production Costs and Depletion

Oil and gas production costs are comprised of the cost of operations of the Company’s interest in the Abbeville Field. Oil and gas production costs were $35,913 for the three months ended March 31, 2006, all of which was attributable to Abbeville Field. Depletion expense was $96,397. The Company follows the full cost method of accounting for its oil and gas properties. As such, the Company transferred the costs associated with its Hardin County, Kentucky non-productive wells and associated lease acquisition costs to the full cost pool as of December 31, 2005, which created the excessive amount of depletion for the three months ended March 31, 2006.

Gross Profit (Loss)

For the three months ended March 31, 2006, the Company experienced a gross loss of $2,160 relating to its oil and gas properties. As discussed above, the Company experienced an excessive amount of depletion for the 2006 period which contributed to the gross loss. Effective August 1, 2005, the Company purchased additional working interests in the Abbeville Field and the Company believes its revenue, lease operating expenses, depletion and gross profit will increase in the future. Due to the location of the wells in the Louisiana gulf coast, the wells were shut-in two days as a result of Hurricane Katrina and four days as a result of Hurricane Rita. The Company incurred no damage from Hurricane Katrina and only minor repairs were required as a result of Hurricane Rita. The Company intends to perform a full reservoir engineering analysis to determine if there are opportunities to expand production within the field and will utilize the 3-D seismic it acquired in the recent acquisition of an additional working interest to search for additional exploration and/or development prospects.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 were $1,107,724, which was an increase of $135,338 when compared to the prior year of $972,386. The major components of operating expenses this current period were payroll expenses of $187,056, investor relations of $486,487, professional services of $83,875, the fair value of employee stock options of $275,930, a non-cash charge and other expenses of $43,121. The Company currently employs four individuals. Those employees are its CEO, CFO, COO and executive assistant who earn a specified amount of cash each month and the Company’s CEO and COO are provided health insurance, a car allowance and a home office allowance. The Company’s COO earned a sign-on bonus of $100,000 in accordance with his employment agreement which is included in payroll and related expenses.

The Company continued to invest in its investor relations program during the period to inform current and potential investors of its operations. Professional services are comprised of accounting fees, legal fees, engineering fees, geological consulting fees and other professional services. The Company performed a Black-Scholes valuation of stock options issued to its CEO, CFO and COO on January 1, 2006 and incurred an expense for the fair value of those stock options $275,930.

Other Income (Expense)

During the three months ended March 31, 2005, the Company earned $17,450 on three certificates of deposit held by a foreign bank. The Company had a minimal amount of investments during the three months ended March 31, 2006. The Company incurred interest expense during the three months ended March 31, 2005 of $14,193 on its convertible promissory notes and $7,012 during the three months ended March 31, 2006.

Net Loss

Unicorp recorded a net loss for the three months ended March 31, 2006, of $1,116,737, or $0.01 per share (basic and diluted), and a net loss of $969,129 or $0.01 per share (basic and diluted), for the period ended March 31, 2005. The primary reason for these significant net losses is the cost associated with the start-up of the Company’s operations, the Company’s investor relations program and the fair value of employee stock options.

Liquidity and Capital Resources

At March 31, 2006, the Company had cash balances in non-restrictive accounts of $1,278,477 and positive working capital of $1,289,403. Included in the working capital balance at March 31, 2006, is $25,159 in the form of a certificate of deposit securing a $25,000 letter of credit associated with the Company’s office lease. Additionally, the Company had a stock subscription receivable in the amount of $474,500, which amount was paid to the Company by Cornell Capital Partners on April 3, 2006.

Net cash used in operating activities for the three months ended March 31, 2006, was $762,636. The Company recorded a net loss of $1,116,737 which was partially offset by non-cash charges totaling $539,717 and a decrease in prepaid items of $176,561 associated with prepaid drilling costs on its North Edna Prospect. The non-cash charges were primarily composed of depletion of oil and gas properties, expenses associated with the issuance of common stock for services and the intrinsic value of stock options issued to employees under the fair value method. In addition, the Company experienced an increase in accounts receivable of $16,857 associated with sale of crude oil from its Abbeville Field and billings to the Company’s joint interest partners, an increase in deferred offering costs of $21,719 associated with the Company’s Equity Distribution Agreement and decreases in accounts payable and accrued liabilities of $272,903 and $50,539, respectively.

Net cash used in investing activities was $669,984. In association with its office lease agreement, the Company was required to provide a letter of credit to the landlord which is secured by a $25,000 restricted certificate of deposit in the amount of $25,000. In addition, the Company incurred $538,473 in drilling and leasehold costs on its current projects and $106,511 for the purchase of computers, geological and geophysical work stations and furniture and fixtures for its new offices.

Net cash provided by financing activities of $2,423,651 includes repayment of notes payable of $447,000, to its CEO and CFO and borrowings and repayment to an individual of $80,000. Through the exercise of stock options to non-employees, which stock options were issued for services, the Company received cash of $1,937,651. Pursuant to its Equity Distribution Agreement with Cornell Capital Partners, as discussed below, the Company received cash of $853,000, recorded a stock subscription receivable of $474,500, and issued 1,382,737 shares of common stock to Cornell.

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

Upon the execution of the Equity Distribution Agreement, Cornell received, as a one-time commitment fee, 322,222 shares of the Company’s common stock which it valued at $300,000 on the date of issuance. In connection with the Equity Distribution Agreement, the Company also entered into a Placement Agent Agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer. Upon execution of the Placement Agent Agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 11,111 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of the Company’s shares on the date of issuance. On February 2, 2006 Cornell Capital Partners and Unicorp both determined that it would be in each of their best interests to terminate the Equity Distribution Agreement and enter into a new Standby Equity Distribution Agreement. On February 2, 2006 the Company entered into a Termination Agreement with Cornell Capital Partners to terminate the Equity Distribution Agreement it had entered into on August 8, 2005.

On February 3, 2006, the Company entered into a new Equity Distribution Agreement with Cornell. Under the new Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Equity Distribution Agreement, Cornell will pay Unicorp 91%, or a 9% discount on the per share price of the Company’s common stock on the principal market. Cornell’s obligation to purchase shares of Unicorp’s common stock under the Equity Distribution Agreement is subject to certain conditions, including Unicorp obtaining an effective registration statement for shares of common stock sold under the Equity Distribution Agreement and is limited to $2,000,000 per five business days. The Company’s registration statement on Form SB-2 was declared effective by the SEC on February 14, 2006, and as of the date of this report the Company has issued 2,970,579 shares of its common stock to Cornell and has received net proceeds of $2,513,000.

The Company believes that with the Cornell funding in place, it has at its disposal sufficient capital to provide working capital, leasehold costs and drilling costs for its operations during the next twelve month period.

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
In 2004, the Company lacked procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. GAAP. As a result, certain transactions had not been properly recorded and several adjustments to the financial statements that were considered material to the financial position at December 31, 2004, and results of operations for the year then ended had to be recorded. Upon the completion of the audit for 2005 there were no adjustments required to the financial statements.  During the three months ended March 31, 2006, the Company had not properly recorded non-routine transactions and adjustments were required to the financial statements.

Changes in internal control over financial reporting

No changes in the Company's internal control over financial reporting have occurred during the Company's fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(i)
Effective February 1, 2006, the Company has hired a Chief Operating Officer who will be responsible for approving all vendor invoices which pertain to the Company’s drilling and producing operations and effective May 8, 2006, the Company hired an administrative assistant to process accounts payable, accounts receivable and payroll;

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

During the three months ended March 31, 2006, the Company issued 37,788 shares of its restricted common stock to an individual for payment of accounts payable of $30,000 and 14,098 shares of its restricted common stock to this same individual for payment of consulting services which the Company valued at $20,000.

During the three months ended March 31, 2006, the Company issued 24,000 shares of its restricted common stock to an individual for payment of a commitment fee associated with an $80,000 principal amount note which the Company valued at $13,920.

     On March 9, 2006, the Company issued a promissory note in the amount of $75,000. The note was issued to La Mesa Partners L.C. and has an annual interest rate of 10%. The note is due March 9, 2008 and is convertible into the Company’s common stock at $1.00 per share anytime after March 9, 2007. The note was issued to acquire leasehold interests in the Company’s Ohio and Logan County, Kentucky prospects.

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
Incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999.
10.5	Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed April 16, 2002.
10.6	July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002.
10.7	Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004.
10.8	2004 Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004. *
10.9	Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-QSB filed on November 22, 2004.
10.10	Employment Agreement with Kevan Casey	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-KSB filed on April 17, 2006. *
10.11	Employment Agreement with Carl A. Chase	Incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-KSB filed on April 17, 2006. *
10.12	Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006.
10.13	Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006.
10.14	Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.15	Assignment and Bill of Sale effective August 1, 2005 between Affiliated Holdings, Inc. and Walter Johnson	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.16	Participation Letter Agreement dated June 2, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.17	Participation Letter Agreement dated July 21, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.18	Farmout Agreement dated April 12, 2005 between Affiliated Holdings, Inc. and La Mesa Partners, L.C.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.19	Employment Agreement with Arthur B. Ley	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006. *
10.20	Note Agreement and Security Agreement dated May 3, 2006 between Unicorp, Inc. and Tommy Allen	Provided herewith
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed on April 15, 2005.
21.1	Subsidiaries of Registrant by reference	Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004.
31.1	Certification of Kevan Casey	Provided herewith
31.2	Certification of Carl A. Chase	Provided herewith
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey	Provided herewith
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase	Provided herewith

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on May 22, 2006.

/s/ Kevan Casey	/s/ Carl A. Chase

Kevan Casey Chief Executive Officer and Director	Carl A. Chase Principal Financial and accounting Officer and Director