Form 10QSB
period 2006-06-30
UNICORP INC /NEW
filed 2006-08-21
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes [X] No [_]

As of August 18, 2006, there were outstanding 89,553,320 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

UNICORP, INC.
INDEX TO FORM 10-QSB
June 30, 2006

Part I	Financial Information
			Page No.

	Item 1.	Financial Statements

		Consolidated Balance Sheets June 30, 2006 (unaudited) and December 31, 2005	3

		Consolidated Statements of Operations (unaudited) Three and Six Months Ended June 30, 2006 and 2005 and	4
		Inception (July 12, 2004) through June 30, 2006

		Consolidated Statements of Cash Flow (unaudited) Six Months Ended June 30, 2006 and 2005 and	5
		Inception (July 12, 2004) through June 30, 2006

		Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

	Item 3.	Controls and Procedures	18

Part II	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 6.	Exhibits	19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A Company in the Developmental Stage)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$917,561	$287,446
Certificate of deposit	1,013,833	--
Oil and gas receivable	46,683	41,952
Note receivable - related party	201,940	--
Deferred offering costs	--	363,940
Prepaid expenses	83,719	228,598
Total current assets	2,263,736	921,936
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	1,826,912	1,179,478
Unevaluated costs	1,369,094	677,195
Other fixed assets	220,328	11,424
Accumulated depletion, impairment and depreciation	(1,613,443)	(761,872)
Property and equipment, net	1,802,891	1,106,225
Other assets	25,409	5,000
Total assets	$4,092,036	$2,033,161
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$148,435	$459,851
Notes payable - related parties	--	367,000
Accrued liabilities	4,305	68,670
Total current liabilities	152,740	895,521
Long-term note payable, net of discount	58,125	--
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 88,499,010 and 83,324,467 issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	88,499	83,324
Additional paid-in capital	15,867,985	10,897,478
Deficit accumulated in the developmental stage	(12,075,313)	(9,843,162)
Total shareholders’ equity	3,881,171	1,137,640
Total liabilities and shareholders' equity	$4,092,036	$2,033,161

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND
INCEPTION (JULY 12, 2004) TO JUNE 30, 2006
(A Company in the Developmental Stage)
(Unaudited)

					Inception
	Three Months Ended		Six Months Ended		(July 12, 2004) to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Oil and gas revenue	$146,579	$15,850	$276,729	$15,850	$518,894
Oil and gas production costs	47,020	5,258	82,933	5,258	198,441
Depletion expense	132,348	412	228,745	412	475,156
Gross profit (loss)	(32,789)	10,180	(34,949)	10,180	(154,703)

Operating expenses:
Office administration	40,996	4,444	72,251	11,042	104,784
Payroll and related	129,336	44,347	316,392	81,973	484,668
Merger expenses	--	--	--	--	167,082
Investor relations	110,009	107,484	596,496	190,992	1,524,263
Professional services	55,428	97,496	139,303	197,759	670,326
Stock issuances below market value	--	--	--	--	6,047,949
Employee stock option expense	96,492	--	372,422	720,000	1,092,422
Impairment of oil and gas properties	612,486	--	612,486	--	1,127,947
Depreciation	10,340	--	10,340	--	10,340
Other	36,067	11,991	79,188	36,382	155,300
Total operating expenses	1,091,154	265,762	2,198,878	1,238,148	11,385,081

Other income (expense):
Interest income	16,023	15,190	16,182	32,640	56,714
Interest expense - related parties	(7,494)	(13,696)	(14,506)	(27,889)	(517,647)
Total other	8,529	1,494	1,676	4,751	(460,933)
Net loss	$(1,115,414)	$(254,088)	$(2,232,151)	$(1,223,217)	$(12,000,717)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	87,545,710	82,156,609	86,044,711	82,148,562

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND
INCEPTION (JULY 12, 2004) TO JUNE 30, 2006
(A Company in the Developmental Stage)
(Unaudited)
			Inception
	Six Months Ended		(July 12, 2004) to
	June 30, 2006	June 30, 2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(2,232,151)	$(1,223,217)	$(12,000,717)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and depreciation	239,085	412	485,496
Impairment of oil and gas properties	612,486	--	1,127,947
Stock issuances below market value	--	--	6,047,950
Issuance of convertible notes below market value	--	--	443,626
Stock and stock options issued for services	172,534	108,336	448,808
Stock issued for loan commitment	13,920	--	13,920
Employee stock option expense	372,422	720,000	1,092,422
Amortization of debt discounts	5,625	--	5,625
Non-cash merger expenses	--	--	160,000
Non-cash investment income	(16,182)	(15,228)	(16,182)
Changes in assets and liabilities:
Accounts receivable	(4,731)	(15,850)	(46,683)
Deferred offering costs	(25,005)	--	(78,945)
Prepaid expenses	194,879	786	(63)
Accounts payable	(281,416)	65,208	308,435
Accrued liabilities	(64,365)	29,582	37,663
Net cash used in operating activities	(1,012,899)	(329,971)	(1,970,698)
Cash flows from investing activities:
Purchase of certificate of deposit	(1,025,000)	--	(2,025,000)
Maturity of certificate of deposit	--	500,000	1,000,000
Investment in oil and gas properties and other fixed assets	(1,473,237)	(273,387)	(3,291,334)
Note receivable - related party	(200,000)	--	(200,000)
Deposits	5,000	--	--
Net cash provided by (used in) investing activities	(2,693,237)	226,613	(4,516,334)
Cash flows from financing activities:
Proceeds from notes payable - related parties and other	--	--	755,000
Repayment of notes payable - related parties and other	(367,000)	(88,000)	(455,000)
Stock issued for cash	2,750,000	--	2,868,000
Exercise of stock options	1,953,251	15,000	2,842,150
Collection of stock subscription receivable	--	24,000	--
Proceeds from contribution by shareholder	--	--	1,393,443
Net cash provided by (used in) financing activities	4,336,251	(49,000)	7,403,593
Net increase (decrease) in cash	630,115	(152,358)	916,561
Cash and cash equivalents, beginning of period	287,446	818,324	1,000
Cash and cash equivalents, end of period	$917,561	$665,966	$917,561

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND
INCEPTION (JULY 12, 2004) TO JUNE 30, 2006
(A Company in the Developmental Stage)
(Unaudited)

(Continued)

			Inception
	Six Months Ended		(July 12, 2004) to
	June 30, 2006	June 30, 2005	June 30, 2006

Supplemental cash flow disclosures:
Interest paid	$32,621	$--	$32,621
Taxes paid	$--	$--	$--

Supplemental non-cash disclosures:
Stock issued for offering costs	$--	$--	$310,000
Stock issued for acquisition of producing properties	$--	$--	$50,000
Stock issued for prepaid expenses	$50,000	$--	$50,000
Stock issued for payment of accounts payable	$30,000	$30,000	$160,000
Note issued for acquisition of leasehold interests	$75,000	$--	$75,000
Stock issued for conversion of debt	$--	$--	$333,358

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

As of June 30, 2006, Unicorp had three wholly-owned subsidiaries as follows:

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

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company had no unvested options outstanding as of December 31, 2005, and consequently recorded no expense associated with unvested options during the six months ended June 30, 2006. During the quarter ended March 31, 2006, the Company issued 240,000 non-qualified stock options to its CEO and 120,000 non-qualified stock options to its CFO at an exercise price of $0.60 per share and immediately vested. The options were granted at the fair market value of the Company’s common stock on the date of grant. The Company used the Black-Scholes option pricing model and recorded $211,602 of expense in relation to these options. On February 1, 2006, the Company issued 700,000 non-qualified stock options to its COO, of which 450,000 vest over a two year period and 250,000 are based on performance conditions during the initial term of his employment agreement. The stock options expire five years from the date of grant and are exercisable at $0.05 per share. Management does not believe the performance conditions will be met and therefore has not accrued compensation expense related to the 250,000 stock options. For the 450,000 stock options which vest over a two year service period, the Company used the Black-Scholes option pricing model and determined the fair value of the stock options to be $771,937 which the Company is charging to expense over the two year vesting period. During the three months ended June 30, 2006, the Company recorded $96,492 of expense in relation to these options The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 204%, risk-free interest rate of 4.5%, and expected life of five years.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry-forwards. Accordingly, because the Company is not currently able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flow for the six month period ended June 30, 2006.

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of June 30, 2006, there were 1,622,000 non-qualified stock options outstanding at exercise prices ranging from $0.05 to $3.50 per share pursuant to the 2004 Plan. The 2004 Plan was approved by the shareholders on September 20, 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation prior to January 1, 2006:

	Three Months	Six Months	Inception
	Ended	Ended	(July 12, 2004) to
	June 30, 2005	June30, 2005	June 30, 2005

Net loss, as reported	$(254,088)	$(1,223,217)	$(8,242,773)
Add: Intrinsic value of stock option grants recorded as expense	--	720,000	720,000
Deduct: Stock-based compensation under fair value method	--	(1,076,331)	(1,076,331)
Pro forma net loss	$(254,088)	$(1,579,548)	$(8,599,104)

Net loss per share:
Basic and diluted, as reported	$(0.00)	$(0.01)	$(0.10)
Stock-based compensation under fair value method	(0.00)	(0.01)	(0.01)
Basic and diluted, pro forma	$(0.00)	$(0.02)	$(0.11)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 245%, risk-free interest rate of 1.5%, and expected life of five years.

Note 3. Note Receivable - Related Party

On May 3, 2006, the Company entered into a loan agreement with Mr. Tommy Allen, a shareholder, whereby the Company loaned Mr. Allen $200,000 at an interest rate of six percent (6%) and due May 3, 2007, provided however, that on and after August 3, 2006, the Company may accelerate the maturity in its sole discretion to a date no earlier than twenty (20) business days after giving Mr. Allen notice. The note is secured with 19,690,000 shares of Unicorp common stock pursuant to a security agreement dated May 3, 2006.

Note 4. Common Stock

During the six months ended June 30, 2006, the Company issued 24,000 shares of its restricted common stock to an individual as a commitment fee for a short-term loan in the principal amount of $80,000 which the Company valued at $13,920 ($0.59 per share) and 37,788 shares of its restricted common stock to another individual as payment for accounts payable of $30,000 ($0.79 per share), which the Company valued at $30,000. In addition, the Company issued 14,098 shares of its restricted common stock to this same individual for services which the Company valued at $20,000 ($1.42 per share). The Company issued 88,000 shares of free trading common stock to the Company’s COO as a sign-on bonus in accordance with his employment agreement which the Company valued at $110,070 ($1.25 per share) and issued 1,486,000 shares of its common stock to four individuals resulting from the exercise of stock options and the Company received cash of $1,953,251. As a result of its financing agreement with Cornell Capital Partners (“Cornell”), the Company issued 3,524,657 shares of its common stock to Cornell Capital Partners, L.P. and received cash proceeds of $2,750,000 ($0.78 per share).

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

Upon the execution of the Equity Distribution Agreement, Cornell received as a one-time commitment fee 322,222 shares of the Company’s common stock which was valued at $300,000 on the date of issuance. In connection with the Equity Distribution Agreement, the Company has also entered into a placement agent agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer. Upon execution of the placement agent agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 11,111 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of its shares on the date of issuance. The Company recorded the costs of these stock issuances and payments made for legal fees pursuant to this funding transaction as deferred offering costs on its balance sheet and charged the deferred financing costs to additional paid-in capital during the quarterly periods ended June 30 and March 31, 2006.

The registration statement was declared effective by the SEC on February 14, 2006 and as of the date of this report the Company has issued 5,062,523 shares of its common stock to Cornell and has received net proceeds of $3,626,750.

Note 6. Notes Payable

Convertible Notes

During November and December 2004, the Company issued $580,000 principal amount in the form of one year, 10% convertible secured notes to five investors, which were collateralized by all the assets of Affiliated Holdings, Inc. The notes were due in November and December 2005 and the funds were used to pay for lease bonus costs and drilling and completion costs of four wells on the Company’s Cecilia Prospect located in Hardin County, Kentucky. At the option of the note holder, the notes are convertible into common stock of the Company at a conversion price of $0.80 per share anytime prior to November and December 2005. Interest on the 10% convertible notes is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the notes was calculated based on a discount to the bid price on the date of funding. As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the notes in accordance with the provisions found in EITF 98-5 by recording a $443,626 discount on the notes. The discount was recorded as interest expense during the fiscal quarter ended December 31, 2004, as the notes were immediately convertible.

During March 2006, the Company issued $75,000 principal amount in the form of a two-year, 10% convertible unsecured note to La Mesa Partners, L.C. The note is due March 9, 2008 and the funds were used to pay for lease bonus costs on the Company’s Ohio and Logan County, Kentucky prospects. At the option of the note holder, the note is convertible into common stock of the Company at a conversion price of $1.00 per share anytime after March 9, 2007. Interest on the 10% convertible note is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the note was calculated based on a discount to the bid price on the date of funding. As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $22,500 discount on the note. The discount is being amortized over a twelve month period beginning April 1, 2006, and the Company has charged $5,625 to interest expense during the six months ended June 30, 2006.

The convertible notes payable at June 30, 2006 and December 31, 2005, are as follows:

	June 30,	December 31,
	2006	2005
Note due to La Mesa Partners, L.C. in the principal amount of $75,000, at an annual interest rate of 10%, due March 9, 2008 and convertible into Company common stock at $1.00 per share. The Company has recorded $22,500 as a beneficial conversion feature on this note and has amortized $5,625 during the six months ended June 30, 2006.	$58,125	$--
Note due to an officer of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	--	167,000
Note due to an officer of the Company at an annual interest rate of 10%, due November 23, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	--	10,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 13, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	--	15,000
Total notes payable	$58,125	$192,000

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

Note 7. Property and Equipment

Following is a description of the properties to which the Company is participating as of June 30, 2006, or intends to participate during fiscal 2006.

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

West Abbeville Prospect - Vermillion Parish, Louisiana

The Company has identified a new prospect located in West Abbeville in Vermillion Parish, Louisiana utilizing its previously purchased 60 square miles of 3-D seismic data it acquired with the Abbeville Field purchase. The Company’s contract geophysicist utilized the seismic data to map and identify this prospect. In addition, the Company has ordered satellite technology data over the area to further delineate the prospect. The Company intends to immediately begin operations in order to prepare to drill this prospect.

North Edna Prospect - Jefferson Davis Parish, Louisiana

Effective June 8, 2005, the Company obtained a 40% before payout working interest, 30% after payout working interest, in a prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana. The initial well was drilled to a total depth of approximately 8,800 feet and logged on March 29, 2006. The logs indicated approximately 10 feet of oil pay in the Nonion Struma section. The well was completed during the second quarter of 2006 and began producing at approximately 175 barrels of oil per day during August 2006. Based upon the results of the initial well, the Company has identified a second well location on this fault block and intends to drill a third well on an eastern prospect with possible significant reserve potential. The Company paid the operator $53,000 for a proportionate reimbursement for land and geological and geophysical costs.

Clemens Dome Prospect - Brazoria County, Texas

Effective July 18, 2005, the Company entered into a letter agreement to obtain an 18.75% before casing point election working interest and a 15% after casing point working interest election, in a prospect to drill a 14,500 foot test well in Brazoria County, Texas. The well will test the Lower Nod, Tex Miss and Vicksburg formations. The Company has paid the operator $84,750 for its proportionate reimbursement for land and geological and geophysical costs. During March 2006, the Company increased its working interest to 29.412% before casing point and 25% after casing point and agreed to pay an additional $107,000 for land and geological and geophysical costs for its increased working interest. It is anticipated drilling operations will begin during the fourth fiscal quarter of 2006.

Veltin Field Prospect - St. Landry Parish, Louisiana

The Company is participating with a 25% working interest in a re-entry of a well drilled by Getty Oil in the late 60’s in St. Landry Parish, Louisiana. The original target was the Cockfield II formation at a depth of approximately 11,000 feet which has been proven to be non-productive. The operator of the well has recommended to the working interest owners to move up the well bore and complete the well in the Frio formation. The operator is preparing an AFE and completion operations are anticipated to begin during this third fiscal quarter. Through the date of this report, the Company has incurred approximately $499,328 in costs on this prospect.

Lake Alaska Prospect - Brazoria County, Texas

The Company has entered into an agreement to drill an approximate 9,000 foot well to test the Oligocene Frio trend in Brazoria County, Texas. The Company will be the designated operator of the project and will pay 33% of the drilling costs to casing point to earn a 25% working interest in the well. The Company has paid $47,333 for land and geological and geophysical costs and it is anticipated that drilling operations will begin in this fourth fiscal quarter.

Walley Prospect - Greene County, Mississippi

The Company has entered into an agreement to drill an approximate 6,800 foot well to test the Upper Tuscaloosa formation in Greene County, Mississippi. The Company will be the designated operator of the project and will have a 60% working interest and an approximate 46.8% net revenue interest in the well. A drilling contract has been signed and it is anticipated that drilling operations will begin during this third fiscal quarter. The Company has paid approximately $30,000 for land and prospect fees of which the Company will recover 40% from the other working interest owners.

Hartford Prospect - Ohio and Logan Counties, Kentucky

In April 2005, the Company entered into a farmout agreement with La Mesa Partners, L.C., (“La Mesa”) in which the Company has committed to drill one well on the Hartford Prospect located in Ohio County, Kentucky. The Company began drilling operations on the T.C. Sanderfuhr Well No. 1 in October 2005 and drilled the well to a total depth of approximately 2,800 feet. The well encountered approximately 200 feet of New Albany Shale and the well was fracture stimulated in February 2006. As a result of mechanical malfunctions with the service company’s equipment, the Company was unable to place the well on production. The Company began drilling its second well in March 2006 and drilled the well to a total depth of approximately 2,900 feet. This well also encountered approximately 200 feet of New Albany Shale. On March 9, 2006, the Company exercised its option to acquire from La Mesa a 100% working interest in approximately 7,600 acres in Ohio County, Kentucky. In addition to the Ohio County acreage, the Company received a 100% working interest in approximately 2,500 acres located in Logan County, Kentucky. As payment, the Company paid La Mesa $100,000 and issued La Mesa a 10% convertible unsecured note in the principal amount of $75,000 due March 9, 2008 and convertible into common stock at a conversion price of $1.00 per share anytime after March 9, 2007. Based upon the marginal success and the availability of superior projects, the Company has decided to abandon its Kentucky project and is attempting to sell its position in both Ohio and Logan Counties, Kentucky. The Company transferred approximately $672,434 of these costs to the amortization pool at June 30, 2006.

Cecilia Prospect - Hardin County, Kentucky

Pursuant to its agreement with P5 Petroleum, Inc., (“P5”) during fiscal 2004 the Company advanced $480,000 to P5 to cover its commitment for the initial four wells drilled on its Cecilia Prospect and paid an additional $100,000 to P5 for lease acquisition costs. During January and February 2005, P5 drilled and fracture stimulated the four wells. The four wells are non-productive and P5 has plugged and abandoned these wells. The Company earned 1,200 acres pursuant to its agreement with P5 and purchased a 75% working interest in an additional 2,400 acres. The Company and P5 are attempting to sell this acreage. The Company transferred these costs to the amortization pool at December 31, 2005.

Property and equipment includes the following:

	June 30,	December 31,
	2006	2005
Oil and gas properties:
Subject to depletion	$1,826,912	$1,179,478
Unevaluated costs	1,369,094	677,195
Accumulated impairment	(1,127,947)	(515,461)
Accumulated depletion	(475,156)	(246,411)
	1,592,903	1,094,801
Other fixed assets	220,328	11,424
Accumulated depreciation	(10,340)	--
Net property and equipment	$1,802,891	$1,106,225

Note 8. Commitments and Contingent Liabilities

Lease Agreements

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

Note 9. Related Party Transactions

Note Receivable

See Note 3. for a discussion of loans from the Company to a shareholder.

Notes Payable

See Note 6. for a discussion of borrowings from the Company’s Chief Executive Officer and Chief Financial Officer.

Lease Agreement

See Note 8. for a discussion of office space provided by the Company’s Chief Financial Officer.

Note 10. Subsequent Events

On July 18, 2006, the Company entered into a drilling bid proposal and daywork drilling contract with an international drilling company to provide a drilling rig to begin drilling operations on the Company’s backlog of drilling prospects. Under the terms of the agreement the Company was required to make a prepayment against future drilling operations of $2,000,000 and provide a $1,000,000 letter of credit along with certain additional requirements. In conjunction with the daywork drilling contract, on August 8, 2006, the Company entered into a rig sharing agreement with another oil and gas company to share certain of the costs in the above referenced contract.

On July 27, 2006, the Company purchased 1,500,000 shares of previously issued common stock from Tommy Allen for $120,000, or $0.08 per share. In conjunction with the stock purchase, the Company amended the security agreement referred to in Note 3. and reduced the security shares to 18,190,000 with the principal amount of the note receivable remaining at $200,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of June 30, 2006, and its results of operations for the three and six months ended June 30, 2006 and 2005, should be read in conjunction with the audited consolidated financial statements and notes included in Unicorp’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Overview

Unicorp is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from unconventional reservoirs such as fractured shales, coal beds and tight sands within the United States. A majority of the Company’s operations are in the states of Kentucky, Louisiana, Mississippi and Texas.

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

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenue

For the six months ended June 30, 2006, the Company generated $276,729 in crude oil revenue. Effective June 1, 2005, the Company acquired an interest in the Abbeville Field located in Vermillion Parish, Louisiana. All of the Company’s revenue was derived from the production of crude oil for the period of January through June 2006 from the Abbeville Field.

Oil and Gas Production Costs and Depletion

Oil and gas production costs are comprised of the cost of operations of the Company’s interest in the Abbeville Field. Oil and gas production costs were $82,933 for the six months ended June 30, 2006, all of which was attributable to Abbeville Field. Depletion expense was $228,745. The Company follows the full cost method of accounting for its oil and gas properties. As such, the Company transferred the costs associated with its Hardin County, Kentucky non-productive wells and associated lease acquisition costs to the full cost pool as of December 31, 2005, and the costs associated with its Ohio and Logan County, Kentucky non-productive wells and associated lease acquisition costs to the full cost pool as of June 30, 2006. These two transfers to the full cost pool created the excessive amount of depletion for the six months ended June 30, 2006.

Gross Profit (Loss)

For the six months ended June 30, 2006, the Company experienced a gross loss from oil and gas operations of $34,949. As discussed above, the Company experienced an excessive amount of depletion for the 2006 period which contributed to the gross loss. Based upon its recent discovery at its North Edna prospect, the Company believes its revenue, lease operating expenses, depletion and gross profit will increase in the future. Due to the location of the wells in the Louisiana gulf coast, the wells were shut-in two days as a result of Hurricane Katrina and four days as a result of Hurricane Rita. The Company incurred no damage from Hurricane Katrina and only minor repairs were required as a result of Hurricane Rita. The Company intends to perform a full reservoir engineering analysis to determine if there are opportunities to expand production within the field and will utilize the 3-D seismic it acquired in the recent acquisition of an additional working interest to search for additional exploration and/or development prospects.

Operating Expenses

Operating expenses for the six months ended June 30, 2006 were $2,198,878, which was an increase of $960,730 when compared to the prior year of $1,238,148. The major components of operating expenses this current period were office administration of $72,251, payroll expenses of $316,392, investor relations of $596,496, professional services of $139,303, the fair value of employee stock options of $372,422 (a non-cash charge), impairment of certain oil and gas properties of $612,486 and other expenses of $79,188. The Company currently employs four individuals. Those employees are its CEO, CFO, COO and executive assistant who earn a specified amount of cash each month and the Company’s CEO and COO are provided health insurance, a car allowance and a home office allowance. The Company’s COO earned a sign-on bonus of $100,000 in accordance with his employment agreement which is included in payroll and related expenses.

The Company continued to invest in its investor relations program during the period to inform current and potential investors of its operations. Professional services are comprised of accounting fees, legal fees, engineering fees, geological consulting fees and other professional services. The Company performed a Black-Scholes valuation of stock options issued to its CEO, CFO and COO on January 1, 2006 and incurred an expense for the fair value of those stock options of $372,422.

Other Income (Expense)

During the six months ended June 30, 2006, the Company earned $16,182 on a $1,000,000 certificate of deposit held by a foreign bank with an original maturity date of April 27, 2007. During the six months ended June 30, 2005, the Company earned $32,640 on three certificates of deposit held by a foreign bank. The Company incurred interest expense during the six months ended June 30, 2005 of $27,889 on its convertible promissory notes and $14,506 during the six months ended June 30, 2006.

Net Loss

Unicorp recorded a net loss for the six months ended June 30, 2006, of $2,232,151, or $0.03 per share (basic and diluted), and a net loss of $1,223,217 or $0.01 per share (basic and diluted), for the period ended June 30, 2005. The primary reason for these significant net losses is the cost associated with the start-up of the Company’s operations, the Company’s investor relations program, the fair value of employee stock options and an impairment charge for certain oil and gas properties.

Liquidity and Capital Resources

At June 30, 2006, the Company had working capital of $2,110,996. Included in the working capital balance at June 30, 2006, is $1,013,833 in the form of a certificate of deposit at a foreign bank with a maturity date of April 27, 2007.

Net cash used in operating activities for the six months ended June 30, 2006, was $1,012,899. The Company recorded a net loss of $2,232,151 which was partially offset by non-cash charges totaling $1,399,890 and a decrease in prepaid items of $194,879 primarily associated with prepaid drilling costs on its North Edna Prospect. The non-cash charges were primarily composed of depletion and impairment of oil and gas properties, expenses associated with the issuance of common stock for services and stock options issued to employees under the fair value method. In addition, the Company experienced an increase in accounts receivable of $4,731 associated with sale of crude oil from its Abbeville Field and billings to the Company’s joint interest partners, an increase in deferred offering costs of $25,005 associated with the Company’s Equity Distribution Agreement and decreases in accounts payable and accrued liabilities of $281,416 and $64,365, respectively.

Net cash used in investing activities was $2,693,237. In association with its office lease agreement, the Company was required to provide a letter of credit to the landlord which is secured by a $25,000 certificate of deposit in the amount of $25,000. In addition, the Company incurred $1,264,333 in drilling and leasehold costs on its current projects and $208,904 for the purchase of computers, geological and geophysical work stations, furniture and fixtures for its new offices and leasehold improvements. In addition, the Company experienced an increase in a related party note receivable of $200,000.

Net cash provided by financing activities of $4,336,251 includes repayment of notes payable of $287,000, to its CEO and CFO and borrowings and repayment to an individual of $80,000. Through the exercise of stock options to non-employees, which stock options were issued for services, the Company received cash of $1,953,251. Pursuant to its Equity Distribution Agreement with Cornell Capital Partners, as discussed below, the Company received cash of $2,750,000 and issued 3,524,657 shares of common stock to Cornell.

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

On February 3, 2006, the Company entered into a new Equity Distribution Agreement with Cornell. Under the new Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Equity Distribution Agreement, Cornell will pay Unicorp 91%, or a 9% discount on the per share price of the Company’s common stock on the principal market. Cornell’s obligation to purchase shares of Unicorp’s common stock under the Equity Distribution Agreement is subject to certain conditions, including Unicorp obtaining an effective registration statement for shares of common stock sold under the Equity Distribution Agreement and is limited to $2,000,000 per five business days. The Company’s registration statement on Form SB-2 was declared effective by the SEC on February 14, 2006, and as of the date of this report the Company has issued 5,026,523 shares of its common stock to Cornell and has received net proceeds of $3,626,750.

The Company will be required in the future to obtain additional funding to fully develop the current and future projects for which it intends to participate.

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

Changes in internal control over financial reporting

No changes in the Company's internal control over financial reporting have occurred during the Company's fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(i)
Effective February 1, 2006, the Company has hired a Chief Operating Officer who is responsible for approving all vendor invoices which pertain to the Company’s drilling and producing operations and effective May 8, 2006, the Company hired an administrative assistant to process accounts payable, accounts receivable and payroll;

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

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities made during the three months ended June 30, 2006.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form S-2 dated Octoberl3, 1981.
3.2	Certificate of Amendment to Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997 dated March 6, 1998.
3.3	Bylaws, as amended January 20, 1998, of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997, dated March 6, 1998.
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
Incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999.
10.5	Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed April 16, 2002.
10.6	July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002.
10.7	Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004.
10.8	2004 Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004. *
10.9	Letter Agreement dated November 17, 2004 between Unicorp, Inc. and P5 Petroleum, Inc.	Incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-QSB filed on November 22, 2004.
10.10	Employment Agreement with Kevan Casey	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-KSB filed on April 17, 2006. *
10.11	Employment Agreement with Carl A. Chase	Incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-KSB filed on April 17, 2006. *
10.12	Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006.
10.13	Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006.
10.14	Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.15	Assignment and Bill of Sale effective August 1, 2005 between Affiliated Holdings, Inc. and Walter Johnson	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.16	Participation Letter Agreement dated June 2, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.17	Participation Letter Agreement dated July 21, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.18	Farmout Agreement dated April 12, 2005 between Affiliated Holdings, Inc. and La Mesa Partners, L.C.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005.
10.19	Employment Agreement with Arthur B. Ley	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on February 8, 2006. *
10.20	Note Agreement and Security Agreement dated May 3, 2006 between Unicorp, Inc. and Tommy Allen	Incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-QSB filed on May 22, 2006.
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB filed on April 15, 2005.
21.1	Subsidiaries of Registrant by reference	Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004.
31.1	Certification of Kevan Casey	Provided herewith
31.2	Certification of Carl A. Chase	Provided herewith
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey	Provided herewith
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase	Provided herewith

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNICORP, INC.

Date: August 21, 2006	By:	/s/ Kevan Casey
Kevan Casey
Chief Executive Officer and Director

Date: August 21, 2006	By:	/s/ Carl A. Chase
Carl A. Chase
Principal Financial and Accounting Officer and Director