Form 10KSB/A
period 2005-12-31
UNICORP INC /NEW
filed 2006-10-19
CIK 354507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 2 to FORM 10-KSB/A

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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

Yes No

The Registrant’s common stock outstanding as of April 12, 2006, was 86,633,463 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant’s proxy or information statement for its annual meeting of shareholders, which will be filed by the Registrant on or before April 29, 2006.

Transitional Small Business Disclosure Format (Check One): Yes No

EXPLANATORY NOTE

    This Amendment No. 2 to the Annual Report on Form 10-KSB/A is being filed for the purpose of updating Item 8A. Controls and Procedures. The Amendment No. 2 to the Annual Report on Form 10-KSB/A hereby incorporates by references the Annual Report on Form 10-KSB, as filed on April 17, 2006, and Amendment No. 1 to the Annual Report on Form 10-KSB/A, as filed on May 1, 2006.

i

Item 8A - Controls and Procedures

In connection with the completion of its audit of, and the issuance of a report on April 13, 2006 on the Company’s financial statements for the year ended December 31, 2005, Thomas Leger & Co., L.L.P. (“Leger”) identified deficiencies in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

As of April 17, 2006 (the date the Annual Report on Form 10-KSB was filed), the Company had begun to take and implement the following remediation steps to remedy the material weaknesses identified by its auditors (as enumerated above in (i) and (ii) and enhance the internal control over financial reporting:

(i) Effective February 1, 2006, the Company hired a Chief Operating Officer who is responsible for approving all vendor invoices which pertain to the Company’s drilling and producing operations and the Company commenced the process of seeking an administrative assistant to process accounts payable, accounts receivable and payroll;

(ii) For all non-routine and complex accounting matters, the Company implemented a system whereby it will retain the outside services of a professional accounting firm; and

(iii) The Company will emphasize enhancement of the segregation of duties based on the limited resources the Company has and, where practicable, the Company will continue to assess the cost versus benefits of adding additional resources that would mitigate the situation.

As of April 17, 2006, there were no other material weaknesses identified other than the two weakness identified and described above. The Company has implemented (i), (ii) and (iii) as described above and continues to monitor the effectiveness of these controls and procedures to ensure full compliance with these measures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UNICORP, INC.

By: /s/ Kevan Casey___________
Name: Kevan Casey
Title: Chief Executive Officer

Date: October 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Kevan Casey	By: /s/ Carl A. Chase
Name: Kevan Casey Title: Chief Executive Officer and Chairman of the Board	Name: Carl A. Chase Title: Principal Financial and Accounting Officer and Director