Form 10QSB
period 2006-09-30
UNICORP INC /NEW
filed 2006-11-14
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes [X] No [_]

As of November 14, 2006, there were outstanding 92,427,958 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

UNICORP, INC.
INDEX TO FORM 10-QSB
September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$465,176	$287,446
Oil and gas receivable	80,984	41,952
Accounts receivable - other	519,314	--
Note receivable - related party	204,964	--
Deferred offering costs	10,467	363,940
Prepaid drilling contract	836,522	--
Prepaid expenses	788,204	228,598
Total current assets	2,905,631	921,936
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	2,656,548	1,179,478
Unevaluated costs	1,435,153	677,195
Other fixed assets	225,653	11,424
Accumulated depletion, impairment and depreciation	(1,708,186)	(761,872)
Property and equipment, net	2,609,168	1,106,225
Other assets	25,661	5,000
Total assets	$5,540,460	$2,033,161
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$413,597	$459,851
Notes payable - related parties	--	367,000
Drilling contract liability	663,000	--
Accrued liabilities	7,105	68,670
Total current liabilities	1,083,702	895,521
Long-term note payable, net of discount	63,750	--
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 90,543,411 and 83,324,467 issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	90,543	83,324
Treasury stock	(120,000)	--
Additional paid-in capital	17,194,933	10,897,478
Accumulated deficit	(12,772,468)	(9,843,162)
Total shareholders’ equity	4,393,008	1,137,640
Total liabilities and shareholders' equity	$5,540,460	$2,033,161

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Oil and gas revenue	$287,766	$106,838	$564,495	$122,688
Oil and gas production costs	68,803	44,089	151,736	49,347
Depletion expense	83,960	14,424	312,705	14,836
Gross profit	135,003	48,325	100,054	58,505

Operating expenses:
Office administration	48,692	8,011	120,943	19,053
Payroll and related	132,453	36,214	448,845	118,187
Investor relations	161,990	79,618	758,486	270,610
Professional services	38,563	73,675	177,866	271,434
Drilling rig contract	314,666	--	314,666	--
Employee stock option expense	96,492	--	468,914	720,000
Impairment of oil and gas properties	--	--	612,486	--
Depreciation	10,783	--	21,123	--
Other	22,285	10,044	101,473	46,426
Total operating expenses	825,924	207,562	3,024,802	1,445,710

Other income (expense):
Interest and other income	1,281	8,504	17,463	41,144
Interest expense:
Related parties	--	(13,242)	(3,526)	(41,131)
Other	(7,515)	--	(18,495)	--
Total other	(6,234)	(4,738)	(4,558)	13
Net loss	$(697,155)	$(163,975)	$(2,929,306)	$(1,387,192)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	89,604,944	82,429,452	87,244,496	82,243,221

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,929,306)	$(1,387,192)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and depreciation	333,828	14,836
Impairment of oil and gas properties	612,486	--
Stock and stock options issued for services	172,534	136,883
Stock issued for loan commitment	13,920	--
Employee stock option expense	468,914	720,000
Amortization of debt discounts	11,250	--
Non-cash investment income	(5,625)	(23,630)
Changes in assets and liabilities:
Accounts receivable	(558,345)	(98,769)
Prepaid drilling contract	(836,522)	--
Deferred offering costs	(35,472)	(42,500)
Prepaid expenses	(509,606)	(4,810)
Accounts payable	(16,254)	305,758
Drilling contract liability	663,000	--
Accrued liabilities	(61,565)	38,609
Net cash used in operating activities	(2,676,763)	(340,815)

Cash flows from investing activities:
Purchase of certificate of deposit	(25,000)	--
Maturity of certificate of deposit	--	500,000
Investment in oil and gas properties and other fixed assets	(2,374,258)	(645,137)
Note receivable - related party	(200,000)	--
Deposits	5,000	--
Net cash used in investing activities	(2,594,258)	(145,137)

Cash flows from financing activities:
Repayment of notes payable - related parties and other	(367,000)	(88,000)
Stock issued for cash	3,982,500	--
Exercise of stock options	1,953,251	183,000
Purchase of treasury stock	(120,000)	--
Collection of stock subscription receivable	--	24,000
Net cash provided by financing activities	5,448,751	119,000
Net increase (decrease) in cash	177,730	(366,952)
Cash and cash equivalents, beginning of period	287,446	818,324
Cash and cash equivalents, end of period	$465,176	$451,372

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

(Continued)

	Nine Months Ended September 30,
	2006	2005

Supplemental cash flow disclosures:
Interest paid	$32,621	$--
Taxes paid	$--	$--

Supplemental non-cash disclosures:
Stock issued for offering costs	$--	$310,000
Stock issued for acquisition of producing properties	$--	$50,000
Stock issued for prepaid expenses	$50,000	$--
Stock issued for payment of accounts payable	$30,000	$90,000
Note issued for acquisition of leasehold interests	$75,000	$--

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Business

    The accompanying unaudited financial statements of Unicorp, Inc. (the "Company" or "Unicorp") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

    These consolidated financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 2005.

Unicorp was originally incorporated in May 1981, in the State of Nevada under the name of Texoil, Inc. The Company is a natural resource company engaged in the exploration, exploitation, acquisition, development and production and sale of natural gas, crude oil and natural gas liquids primarily from unconventional reservoirs such as fractured shales, coal beds and tight sands within the United States and additional non-conventional techniques for extraction of oil and gas reserves. Substantial portions of Unicorp’s operations are conducted in Louisiana, Mississippi and Texas.

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

As of September 30, 2006, Unicorp had three wholly-owned subsidiaries as follows:

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

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company had no unvested options outstanding as of December 31, 2005, and consequently recorded no expense associated with unvested options during the nine months ended September 30, 2006. During the quarter ended March 31, 2006, the Company issued 240,000 non-qualified stock options to its CEO and 120,000 non-qualified stock options to its CFO at an exercise price of $0.60 per share and immediately vested. The options were granted at the fair market value of the Company’s common stock on the date of grant. The Company used the Black-Scholes option pricing model and recorded $211,602 of expense in relation to these options. On February 1, 2006, the Company issued 700,000 non-qualified stock options to its COO, of which 450,000 vest over a two year period and 250,000 are based on performance conditions during the initial term of his employment agreement. The stock options expire five years from the date of grant and are exercisable at $0.05 per share. Management does not believe the performance conditions will be met and therefore has not accrued compensation expense related to the 250,000 stock options. For the 450,000 stock options which vest over a two year service period, the Company used the Black-Scholes option pricing model and determined the fair value of the stock options to be $771,937 which the Company is charging to expense over the two year vesting period. During the three months ended September 30, 2006, the Company recorded $96,492 of expense in relation to these options and since February 1, 2006, has recorded $257,312 of expense in relation to these options. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 204%, risk-free interest rate of 4.5%, and expected life of five years.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry-forwards. Accordingly, because the Company is not currently able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flow for the nine month period ended September 30, 2006.

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of September 30, 2006, there were 1,622,000 non-qualified stock options outstanding at exercise prices ranging from $0.05 to $3.50 per share pursuant to the 2004 Plan and there were 2,138,705 shares available for issuance pursuant to the 2004 Plan. The 2004 Plan was approved by the shareholders on September 20, 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation prior to January 1, 2006:

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2005

Net loss, as reported	$(163,975)	$(1,387,192)
Add: Intrinsic value of stock option grants recorded as expense	--	720,000
Deduct: Stock-based compensation under fair value method	--	(1,076,331)
Pro forma net loss	$(163,975)	$(1,743,523)

Net loss per share:
Basic and diluted, as reported	$(0.00)	$(0.02)
Stock-based compensation under fair value method	(0.00)	(0.00)
Basic and diluted, pro forma	$(0.00)	$(0.02)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 245%, risk-free interest rate of 1.5%, and expected life of five years.

Note 3. Note Receivable - Related Party

On May 3, 2006, the Company entered into a loan agreement with Mr. Tommy Allen, a shareholder, whereby the Company loaned Mr. Allen $200,000 at an interest rate of six percent (6%) and due May 3, 2007, provided however, that on and after August 3, 2006, the Company may accelerate the maturity in its sole discretion to a date no earlier than twenty (20) business days after giving Mr. Allen notice. The note was initially secured with 19,690,000 shares of Unicorp common stock pursuant to a security agreement dated May 3, 2006. Effective July 27, 2006, the Company purchased 1,500,000 shares of Mr. Allen’s Unicorp common stock for $120,000 ($0.08 per share) and amended the security agreement to reduce the number of common shares as security from 19,690,000 to 18,190,000.

Note 4. Prepaid Drilling Contract

On July 18, 2006, the Company entered into a contract with a national drilling contractor to drill a minimum of two wells on the Company’s prospects.   The July 18th contract was terminated.  On September 26, 2006, a new contract was entered into whereby the Company assigned the drilling rig to the operator of the North Laurel Ridge Prospect and the Company’s St. Martinville Prospect was identified as the second well commitment. Under the terms of the agreement, the Company prepaid $2,000,000 of drilling costs for the North Laurel Ridge Prospect and was obligated to obtain a $1,000,000 letter of credit in favor of the drilling contractor for the St. Martinville Prospect. In September 2006, the Company paid the drilling contractor the $2,000,000 prepayment and in October 2006 the Company paid in cash the $1,000,000 obligation to provide a letter of credit for the St. Martinville Prospect.

In August 2006, the Company entered into a rig sharing agreement with another company desiring to utilize the drilling rig the Company had under contract. In accordance with the rig sharing agreement, the Company and the other party to the agreement agreed to share on an alternating basis the drilling rig under contract with the Company. The other party would enter into its own drilling contract with the drilling company. The Company and the other party agreed to share the cost of moving the drilling rig from Oklahoma to Louisiana on a 50/50 basis. Once the drilling rig is moved to the initial well to be drilled by the other party, the Company has agreed to pay 50% of the rig mobilization fee to said location. The Company billed the other party $518,814 for its share of moving the rig from Oklahoma to Louisiana, which amount is included in accounts receivable - other at September 30, 2006.

On August 23, 2006, the Company entered into an assignment agreement with the operator of the North Laurel Ridge Prospect and assigned the above referenced drilling contract to the operator. The Company remains obligated to pay the drilling contractor for the mobilization to the drilling location and the day rate for drilling of the well on the prospect. During August 2006, the Company received $993,000 from the operator as a prepayment for the use of the rig, which amount was reduced to $663,000 as a result of the drilling contractor’s invoiced amount for the month of September 2006 and is represented on the balance sheet at September 30, 2006 as a drilling contract liability.

Note 5. Common Stock

During the nine months ended September 30, 2006, the Company issued 24,000 shares of its restricted common stock to an individual as a commitment fee for a short-term loan in the principal amount of $80,000 which the Company valued at $13,920 ($0.59 per share) and 37,788 shares of its restricted common stock to another individual as payment for accounts payable of $30,000 ($0.79 per share), which the Company valued at $30,000. In addition, the Company issued 14,098 shares of its restricted common stock to this same individual for services which the Company valued at $20,000 ($1.42 per share). The Company issued 88,000 shares of free trading common stock to the Company’s COO as a sign-on bonus in accordance with his employment agreement which the Company valued at $110,070 ($1.25 per share) and issued 1,486,000 shares of its common stock to four individuals resulting from the exercise of stock options and the Company received cash of $1,953,251. As a result of its financing agreement with Cornell Capital Partners (“Cornell”), the Company issued 5,569,058 shares of its common stock to Cornell Capital Partners, L.P. and received net cash proceeds of $3,982,500 ($0.72 per share).

Note 6. Funding

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

The Company filed an initial registration statement with the SEC 2005 registering 5,903,743 shares of Unicorp common stock which included Cornell’s 322,222 shares issued as a commitment fee and Monitor Capital’s 11,111 shares issued as a placement agent fee. The initial registration statement was declared effective by the SEC on February 14, 2006, and as of the date of this report the Company has issued 5,569,058 shares of its common stock to Cornell and has received net proceeds of $3,982,500.

On September 8, 2006, the Company filed a new registration statement registering 10,000,000 shares of Unicorp common stock to be issued to Cornell in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 not received under the initial registration statement. This registration statement was declared effective by the SEC on October 23, 2006, and as of the date of this report the Company has issued 1,884,547 shares of its common stock to Cornell and has received net proceeds of $759,000.

Note 7. Notes Payable

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

During March 2006, the Company issued $75,000 principal amount in the form of a two-year, 10% convertible unsecured note to La Mesa Partners, L.C. The note is due March 9, 2008 and the funds were used to pay for lease bonus costs on the Company’s Ohio and Logan County, Kentucky prospects. At the option of the note holder, the note is convertible into common stock of the Company at a conversion price of $1.00 per share anytime after March 9, 2007. Interest on the 10% convertible note is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the note was calculated based on a discount to the bid price on the date of funding. As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $22,500 discount on the note. The discount is being amortized over a twelve month period beginning April 1, 2006, and the Company has charged $11,250 to interest expense during the six months ended September 30, 2006.

The convertible notes payable at September 30, 2006 and December 31, 2005, are as follows:

	September 30,	December 31,
	2006	2005
Note due to La Mesa Partners, L.C. in the principal amount of $75,000, at an annual interest rate of 10%, due March 9, 2008 and convertible into Company common stock at $1.00 per share. The Company has recorded $22,500 as a beneficial conversion feature on this note and has amortized $11,250 during the six months ended September 30, 2006.	$63,750	$--

Note due to an officer of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	--	167,000

Note due to an officer of the Company at an annual interest rate of 10%, due November 23, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	--	10,000

Note due to an officer of the Company at an annual interest rate of 10%, due December 13, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	--	15,000
Total notes payable	$63,750	$192,000

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

Note 8. Property and Equipment

Following is a description of the properties to which the Company is participating as of September 30, 2006, or intends to participate during fiscal 2006 and 2007.

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

West Abbeville Prospect - Vermillion Parish, Louisiana

The Company has identified a new prospect located in West Abbeville in Vermillion Parish, Louisiana utilizing its previously purchased 60 square miles of 3-D seismic data it acquired with the Abbeville Field purchase. The Company’s contract geophysicist utilized the seismic data to map and identify this prospect. In addition, the Company has received satellite technology data over the area to further delineate the prospect. The Company intends to immediately begin reviewing lease records to determine the availability of the leasehold acreage in order to prepare to drill this prospect.

North Edna Prospect - Jefferson Davis Parish, Louisiana

Effective June 8, 2005, the Company obtained a 40% before payout working interest, 30% after payout working interest, in a prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana. The initial well was drilled to a total depth of approximately 8,800 feet and logged on March 29, 2006. The logs indicated approximately 10 feet of oil pay in the Nonion Struma section. The well was completed during the second quarter of 2006 and began producing at approximately 120 barrels of oil per day during August 2006. Based upon the results of the initial well, the Company has identified a second well location on this fault block and intends to drill a third well on an eastern prospect with possible significant reserve potential. The Company paid the operator $53,000 for a proportionate reimbursement for land and geological and geophysical costs.

Clemens Dome Prospect - Brazoria County, Texas

Effective July 18, 2005, the Company entered into a letter agreement to obtain an 18.75% before casing point working interest and a 15% after casing point working interest in a prospect to drill a 14,500 foot test well in Brazoria County, Texas. The well will test the Lower Nod, Tex Miss and Vicksburg formations. The Company has paid the operator $84,750 for its proportionate reimbursement for land and geological and geophysical costs. During March 2006, the Company increased its working interest to 29.412% before casing point and 25% after casing point and agreed to pay an additional $107,000 for land and geological and geophysical costs for its increased working interest. It is anticipated drilling operations will begin during the first fiscal quarter of 2007.

Veltin Field Prospect - St. Landry Parish, Louisiana

The Company has participated with a 25% working interest in a re-entry of a well drilled by Getty Oil in the late 60’s in St. Landry Parish, Louisiana. The original target was the Cockfield II formation at a depth of approximately 11,000 feet which has been proven to be non-productive. The operator has received an offer to acquire approximately 3,238 acres of land and the well bore from all working interest owners for their actual investment in the prospect. It is anticipated that the purchase will close during the fourth fiscal quarter of 2006. Should the purchase not close, the operator has recommended moving up the well bore and completing the well in the Frio formation. Through the date of this report, the Company has incurred approximately $507,048 in costs on this prospect.

Lake Alaska Prospect - Brazoria County, Texas

The Company has entered into an agreement to drill an approximate 9,000 foot well to test the Oligocene Frio trend in Brazoria County, Texas. The Company will be the designated operator of the project and will pay 33% of the drilling costs to casing point to earn a 25% working interest in the well. The Company has paid $47,333 for land and geological and geophysical costs. The Company has identified a drilling rig to drill this well and it is anticipated that drilling operations will begin in the fourth fiscal quarter.

Walley Prospect - Greene County, Mississippi

The Company has entered into an agreement to drill an approximate 6,800 foot well to test the Upper Tuscaloosa formation in Greene County, Mississippi. The Lee Walley Estate Well No. 1 was drilled to a total depth of approximately 6,925 feet and encountered approximately six feet of oil pay sands. The well will be completed and the production facilities will be installed. The Company has a 60% working interest and an approximate 48.6% net revenue interest. An additional well location has been identified on this prospect. Through the date of this report, the Company has incurred approximately $375,512 in costs on this prospect.

North Laurel Ridge Prospect - Iberville Parish, Louisiana

On September 15, 2006, the Company entered into an agreement to participate in the North Laurel Ridge Prospect located in Iberville Parish, Louisiana. The Company has a 6.67% before casing point working interest and a 5% after casing point working interest in the well. The Company will have an approximate 4% net revenue interest in the well. The company paid $41,250 for its proportionate share of land and geological and geophysical costs. The North Laurel Ridge Prospect is currently being drilled to a depth of approximately 12,300 feet to test the Cibicides Hazzardi 1 thru 5 sands updip to the KCS Claiborne Plantation Well No. 1 which tested at 1,039 barrels of oil per day and 872 Mcf of gas per day from the Cibicides Hazzardi #4 sand.

St. Martinville Prospect - St. Martin Parish, Louisiana

On August 31, 2006, the Company entered into an agreement to participate in the St. Martinville Prospect located in St. Martin Parish, Louisiana. The Company has a 33.33% before casing point working interest and a 25% after casing point working interest in the well. The Company will have an approximate 18.5% net revenue interest in the well. The company paid $91,666 for its proportionate share of land and geological and geophysical costs. The St. Martinville Prospect will be drilled to a depth of approximately 13,000 feet to test the Marg Tex-3 sands as seen in the Trinity Resources Ranzino Well No. 1. It is anticipated the well will be drilled during the fourth fiscal quarter of 2006, upon the drilling rig release from the North Laurel Ridge Prospect.

South Creole Prospect - Cameron Parish, Louisiana

On September 26, 2006, the Company entered into a farmout agreement to participate in the South Creole Prospect located in Cameron Parish, Louisiana. The South Creole Prospect will be drilled to a depth of approximately 11,300 feet to test the Planulina A. The Company has a 33.33% before payout working interest and a 25% after payout working interest. The well is scheduled to be drilled in the fourth fiscal quarter of 2006.

Hartford Prospect - Ohio and Logan Counties, Kentucky

In April 2005, the Company entered into a farmout agreement with La Mesa Partners, L.C., (“La Mesa”) in which the Company has committed to drill one well on the Hartford Prospect located in Ohio County, Kentucky. The Company began drilling operations on the T.C. Sanderfuhr Well No. 1 in October 2005 and drilled the well to a total depth of approximately 2,800 feet. The well encountered approximately 200 feet of New Albany Shale and the well was fracture stimulated in February 2006. As a result of mechanical malfunctions with the service company’s equipment, the Company was unable to place the well on production. The Company drilled its second well in March 2006 and drilled the well to a total depth of approximately 2,900 feet. This well also encountered approximately 200 feet of New Albany Shale. On March 9, 2006, the Company exercised its option to acquire from La Mesa a 100% working interest in approximately 7,600 acres in Ohio County, Kentucky. In addition to the Ohio County acreage, the Company received a 100% working interest in approximately 2,500 acres located in Logan County, Kentucky. As payment, the Company paid La Mesa $100,000 and issued La Mesa a 10% convertible unsecured note in the principal amount of $75,000 due March 9, 2008 and convertible into common stock at a conversion price of $1.00 per share anytime after March 9, 2007. Based upon the marginal success and the availability of superior projects, the Company has decided to abandon its Kentucky project and is attempting to sell its position in both Ohio and Logan Counties, Kentucky. The Company transferred approximately $672,434 of these costs to the amortization pool at June 30, 2006.

Property and equipment includes the following:

	September 30,	December 31,
	2006	2005
Oil and gas properties:
Subject to depletion	$2,656,548	$1,179,478
Unevaluated costs	1,435,153	677,195
Accumulated impairment	(1,127,947)	(515,461)
Accumulated depletion	(559,116)	(246,411)
	2,404,638	1,094,801
Other fixed assets	225,653	11,424
Accumulated depreciation	(21,123)	--
Net property and equipment	$2,609,168	$1,106,225

Note 9. Commitments and Contingent Liabilities

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

Note 10. Related Party Transactions

Note Receivable

See Note 3. for a discussion of loans from the Company to a shareholder.

Notes Payable

See Note 7. for a discussion of borrowings from the Company’s Chief Executive Officer and Chief Financial Officer.

Lease Agreement

See Note 9. for a discussion of office space provided by the Company’s Chief Financial Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of September 30, 2006, and its results of operations for the three and nine months ended September 30, 2006 and 2005, should be read in conjunction with the audited consolidated financial statements and notes included in Unicorp’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Overview

Unicorp is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids from conventional and unconventional reservoirs such as fractured shales, coal beds and tight sands within the United States. A majority of the Company’s operations are in the states of Louisiana, Mississippi and Texas.

Recent Developments

Prepaid Drilling Contract

On July 18, 2006, the Company entered into a contract with a national drilling contractor to drill a minimum of two wells on the Company’s prospects.   The July 18th contract was terminated.  On September 26, 2006, a new contract was entered into whereby the Company assigned the drilling rig to the operator of the North Laurel Ridge Prospect and the Company’s St. Martinville Prospect was identified as the second well commitment. Under the terms of the agreement, the Company prepaid $2,000,000 of drilling costs for the North Laurel Ridge Prospect and was obligated to obtain a $1,000,000 letter of credit in favor of the drilling contractor for the St. Martinville Prospect. In September 2006, the Company paid the drilling contractor the $2,000,000 prepayment and in October 2006 the Company paid in cash the $1,000,000 obligation to provide a letter of credit for the St. Martinville Prospect.

In August 2006, the Company entered into a rig sharing agreement with another company desiring to utilize the drilling rig the Company had under contract. In accordance with the rig sharing agreement, the Company and the other party to the agreement agreed to share on an alternating basis the drilling rig under contract with the Company. The other party would enter into its own drilling contract with the drilling company. The Company and the other party agreed to share the cost of moving the drilling rig from Oklahoma to Louisiana on a 50/50 basis. Once the drilling rig is moved to the initial well to be drilled by the other party, the Company has agreed to pay 50% of the rig mobilization fee to said location. The Company billed the other party $518,814 for its share of moving the rig from Oklahoma to Louisiana, which amount is included in accounts receivable - other at September 30, 2006.

On August 23, 2006, the Company entered into an assignment agreement with the operator of the North Laurel Ridge Prospect and assigned the above referenced drilling contract to the operator. The Company remains obligated to pay the drilling contractor for the mobilization to the drilling location and the day rate for drilling of the well on the prospect. During August 2006, the Company received $993,000 from the operator as a prepayment for the use of the rig, which amount was reduced to $663,000 as a result of the drilling contractor’s invoiced amount for the month of September 2006 and is represented on the balance sheet at September 30, 2006 as a drilling contract liability.

Property and Equipment

Following is a description of the properties to which the Company is participating as of September 30, 2006, or intends to participate during fiscal 2006 and 2007.

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

West Abbeville Prospect - Vermillion Parish, Louisiana

The Company has identified a new prospect located in West Abbeville in Vermillion Parish, Louisiana utilizing its previously purchased 60 square miles of 3-D seismic data it acquired with the Abbeville Field purchase. The Company’s contract geophysicist utilized the seismic data to map and identify this prospect. In addition, the Company has received satellite technology data over the area to further delineate the prospect. The Company intends to immediately begin reviewing lease records to determine the availability of the leasehold acreage in order to prepare to drill this prospect.

North Edna Prospect - Jefferson Davis Parish, Louisiana

Effective June 8, 2005, the Company obtained a 40% before payout working interest, 30% after payout working interest, in a prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana. The initial well was drilled to a total depth of approximately 8,800 feet and logged on March 29, 2006. The logs indicated approximately 10 feet of oil pay in the Nonion Struma section. The well was completed during the second quarter of 2006 and began producing at approximately 120 barrels of oil per day during August 2006. Based upon the results of the initial well, the Company has identified a second well location on this fault block and intends to drill a third well on an eastern prospect with possible significant reserve potential. The Company paid the operator $53,000 for a proportionate reimbursement for land and geological and geophysical costs.

Clemens Dome Prospect - Brazoria County, Texas

Effective July 18, 2005, the Company entered into a letter agreement to obtain an 18.75% before casing point working interest and a 15% after casing point working interest in a prospect to drill a 14,500 foot test well in Brazoria County, Texas. The well will test the Lower Nod, Tex Miss and Vicksburg formations. The Company has paid the operator $84,750 for its proportionate reimbursement for land and geological and geophysical costs. During March 2006, the Company increased its working interest to 29.412% before casing point and 25% after casing point and agreed to pay an additional $107,000 for land and geological and geophysical costs for its increased working interest. It is anticipated drilling operations will begin during the first fiscal quarter of 2007.

Veltin Field Prospect - St. Landry Parish, Louisiana

The Company has participated with a 25% working interest in a re-entry of a well drilled by Getty Oil in the late 60’s in St. Landry Parish, Louisiana. The original target was the Cockfield II formation at a depth of approximately 11,000 feet which has been proven to be non-productive. The operator has received an offer to acquire approximately 3,238 acres of land and the well bore from all working interest owners for their actual investment in the prospect. It is anticipated that the purchase will close during the fourth fiscal quarter of 2006. Should the purchase not close, the operator has recommended moving up the well bore and completing the well in the Frio formation. Through the date of this report, the Company has incurred approximately $507,048 in costs on this prospect.

Lake Alaska Prospect - Brazoria County, Texas

The Company has entered into an agreement to drill an approximate 9,000 foot well to test the Oligocene Frio trend in Brazoria County, Texas. The Company will be the designated operator of the project and will pay 33% of the drilling costs to casing point to earn a 25% working interest in the well. The Company has paid $47,333 for land and geological and geophysical costs. The Company has identified a drilling rig to drill this well and it is anticipated that drilling operations will begin in the fourth fiscal quarter.

Walley Prospect - Greene County, Mississippi

The Company has entered into an agreement to drill an approximate 6,800 foot well to test the Upper Tuscaloosa formation in Greene County, Mississippi. The Lee Walley Estate Well No. 1 was drilled to a total depth of approximately 6,925 feet and encountered approximately six feet of oil pay sands. The well will be completed and the production facilities will be installed. The Company has a 60% working interest and an approximate 48.6% net revenue interest. An additional well location has been identified on this prospect. Through the date of this report, the Company has incurred approximately $375,512 in costs on this prospect.

North Laurel Ridge Prospect - Iberville Parish, Louisiana

On September 15, 2006, the Company entered into an agreement to participate in the North Laurel Ridge Prospect located in Iberville Parish, Louisiana. The Company has a 6.67% before casing point working interest and a 5% after casing point working interest in the well. The Company will have an approximate 4% net revenue interest in the well. The company paid $41,250 for its proportionate share of land and geological and geophysical costs. The North Laurel Ridge Prospect is currently being drilled to a depth of approximately 12,300 feet to test the Cibicides Hazzardi 1 thru 5 sands updip to the KCS Claiborne Plantation Well No. 1 which tested at 1,039 barrels of oil per day and 872 Mcf of gas per day from the Cibicides Hazzardi #4 sand.

St. Martinville Prospect - St. Martin Parish, Louisiana

On August 31, 2006, the Company entered into an agreement to participate in the St. Martinville Prospect located in St. Martin Parish, Louisiana. The Company has a 33.33% before casing point working interest and a 25% after casing point working interest in the well. The Company will have an approximate 18.5% net revenue interest in the well. The company paid $91,666 for its proportionate share of land and geological and geophysical costs. The St. Martinville Prospect will be drilled to a depth of approximately 13,000 feet to test the Marg Tex-3 sands as seen in the Trinity Resources Ranzino Well No. 1. It is anticipated the well will be drilled during the fourth fiscal quarter of 2006, upon the drilling rig release from the North Laurel Ridge Prospect.

South Creole Prospect - Cameron Parish, Louisiana

On September 26, 2006, the Company entered into a farmout agreement to participate in the South Creole Prospect located in Cameron Parish, Louisiana. The South Creole Prospect will be drilled to a depth of approximately 11,300 feet to test the Planulina A. The Company has a 33.33% before payout working interest and a 25% after payout working interest. The well is scheduled to be drilled in the fourth fiscal quarter of 2006.

Hartford Prospect - Ohio and Logan Counties, Kentucky

In April 2005, the Company entered into a farmout agreement with La Mesa Partners, L.C., (“La Mesa”) in which the Company has committed to drill one well on the Hartford Prospect located in Ohio County, Kentucky. The Company began drilling operations on the T.C. Sanderfuhr Well No. 1 in October 2005 and drilled the well to a total depth of approximately 2,800 feet. The well encountered approximately 200 feet of New Albany Shale and the well was fracture stimulated in February 2006. As a result of mechanical malfunctions with the service company’s equipment, the Company was unable to place the well on production. The Company drilled its second well in March 2006 and drilled the well to a total depth of approximately 2,900 feet. This well also encountered approximately 200 feet of New Albany Shale. On March 9, 2006, the Company exercised its option to acquire from La Mesa a 100% working interest in approximately 7,600 acres in Ohio County, Kentucky. In addition to the Ohio County acreage, the Company received a 100% working interest in approximately 2,500 acres located in Logan County, Kentucky. As payment, the Company paid La Mesa $100,000 and issued La Mesa a 10% convertible unsecured note in the principal amount of $75,000 due March 9, 2008 and convertible into common stock at a conversion price of $1.00 per share anytime after March 9, 2007. Based upon the marginal success and the availability of superior projects, the Company has decided to abandon its Kentucky project and is attempting to sell its position in both Ohio and Logan Counties, Kentucky. The Company transferred approximately $672,434 of these costs to the amortization pool at June 30, 2006.

Critical Accounting Policies

General

The Unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company’s financial statements to its Form 10-KSB for the year ended December 31, 2005.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment, delay rental payments and overhead charges directly related to acquisition, exploration and development activities, are capitalized. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers. Excluded from amounts subject to depletion are costs associated with unevaluated properties. Natural gas and crude oil are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil.

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

Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenue

For the nine months ended September 30, 2006, the Company generated $564,495 in crude oil revenue. During the nine month period, the Company produced and sold crude oil from its two producing oil wells in Abbeville Field in Vermillion Parish, Louisiana and beginning on August 11, 2006, began producing and selling crude oil from the Lejuene Well No. 1 located in Jefferson Davis Parish, Louisiana. For the nine months ended September 30, 2006, the Company sold 6,095 barrels (22 BOPD) from its Abbeville Field and for the period August 11 to September 30, 2006, the Company sold 2,300 barrels (45 BOPD) from the Lejuene Well No. 1. Total oil sales for the 2006 period was 8,395 barrels at an average price of $67.24 per barrel compared to total oil sales for the 2005 period of 2,005 barrels at an average price of $61.19.

Oil and Gas Production Costs and Depletion

Oil and gas production costs are comprised of the cost of operations and severance taxes of the Company’s interests in the Abbeville Field and the Lejuene Well #1. Oil and gas production costs were $151,736 for the nine months ended September 30, 2006, compared to $49,347 for the nine months ended September 30, 2005. The Company acquired its interest in the Abbeville Field effective June 1, 2005, therefore the current nine month period includes nine months of operating expenses compared to four months for the 2005 period. The increase is comprised of increased lease operating expenses of $59,170 and increased severance taxes of $43,218 as a result of increased revenue.

Depletion expense was $312,705 which was an increase of $297,869 over the prior year period of $14,836. The Company follows the full cost method of accounting for its oil and gas properties. As the oil and gas properties are evaluated, they are transferred to the full cost pool, either as successful with associated oil and gas reserves, or as unsuccessful with no oil and gas reserves. During the three months ended September 30, 2006, the Company transferred the costs of its North Edna Prospect (Lejuene Well No. 1) to the full cost pool with estimated gross reserves of 125,000 barrels of crude oil. Based upon this transfer, the depletion rate per barrel of oil sold decreased from $44.64 and $85.97 for the three months ended March 31 and June 30, 2006, respectively, to $20.16 per barrel of oil sold for the three months ended September 30, 2006. The Company believes that with continued success its depletion rate per barrel of oil sold will remain or improve over the current level.

Gross Profit

For the nine months ended September 30, 2006, the Company experienced a gross profit from oil and gas operations of $100,054 compared to a gross profit of $58,505 for the 2005 period. The Company has experienced a significant increase in revenue due to a full year of sales from its Abbeville Field and the successful completion of the Lejuene Well No.1. As discussed above, the Company experienced an excessive amount of depletion for the 2006 period which reduced the Company’s gross profit. Based upon its recent discovery at its North Edna and Walley prospects, the Company believes its revenue, lease operating expenses, depletion and gross profit will increase in the future. Due to the location of the Abbeville Field wells in the Louisiana gulf coast, the wells were shut-in two days as a result of Hurricane Katrina and four days as a result of Hurricane Rita. The Company incurred no damage from Hurricane Katrina and only minor repairs were required as a result of Hurricane Rita.

Operating Expenses

Operating expenses for the nine months ended September 30, 2006 were $3,024,802 which was an increase of $1,579,092 when compared to the prior year of $1,445,710. The major components of operating expenses this current period were as follows:

•
Office administration - Office administration expenses are comprised primarily of office rent, supplies, postage and telephone communications and Internet. Office administration increased from $19,053 for the 2005 period to $120,943 for the 2006 period, an increase of 535%. The Company moved into its executive offices in April 2006 which resulted in an increase of office rent expense of $53,245. Additional office administration expenses which created the increase were Telephone communications and Internet, office supplies, maintenance and repairs and general liability insurance.

•
Payroll and related - Payroll and related expenses increased from $118,187 for the 2005 period to $448,845 for the 2006 period, an increase of 280%. Payroll expenses are comprised of salaries, bonuses, payroll taxes and health insurance. The Company currently employs four individuals. Those employees are its CEO, CFO, COO and executive assistant who earn a specified amount of cash each month and the Company’s CEO and COO are provided health insurance and a home office allowance and the Company’s CEO CFO and COO are provided a monthly car allowance. The Company’s COO earned a sign-on bonus of $100,000 in accordance with his employment agreement which is included in payroll and related expenses.

•
Investor relations - The Company continued to invest in its investor relations program during the period to inform current and potential investors of its projects and results of operations. For the nine months ended September 30, 2006, the Company incurred expenses from its investor relations program of $758,486 compared to $270,610 for the 2005 period. The Company intends to continue to incur these costs in the future to keep its investors apprised of the progress of the Company.

•
Professional services - Professional services are comprised of accounting and audit fees, legal fees, geological and geophysical consulting fees, engineering fees, information technology fees and other outside consulting fees. The Company utilizes the services of outside consultants for advise on rather than employee them as employees on a full time basis. The Company intends to continue to utilize outside consultants in the future.

•
Drilling rig contract - The current expense of the drilling rig for mobilization from Oklahoma to Louisiana is $314,666. The Company believes that any future costs incurred for the use of the drilling rig will be charged to the wells on which the drilling rig will be used.

•
Employee stock option expense - The Company performed a Black-Scholes valuation of stock options issued to its CEO and CFO on January 1, 2006 and COO on February 1, 2006 and incurred an expense for the fair value of those stock options of $468,914 (a non-cash charge) for the nine months ended September 30, 2006.

•
Impairment of oil and gas properties - The Company transferred the costs associated with its Ohio and Logan County, Kentucky non-productive wells and associated lease acquisition costs to the full cost pool as of June 30, 2006. The Company then performed a ceiling test of its full cost pool and determined an impairment charge of $612,486 was warranted.

•
Depreciation - The Company has recorded $21,123 of depreciation expense associated with its computer and office equipment, furniture and fixtures and leasehold improvements for the nine month period ended September 30, 2006. The Company is depreciating these assets using the straight-line method over useful lives from three to seven years. The Company had no depreciation expense during the 2005 period.

•
Other operating expenses - Other operating expenses are comprised primarily of travel and entertainment, financing costs, geological and geophysical costs of maps, logs and log library memberships and licenses and fees. Other operating expenses increased from $46,426 for the 2005 period to $101,473 for the 2006 period.

Other Income (Expense)

During the nine months ended September 30, 2006, the Company earned $17,463 on two certificates of deposit and a note due to the Company. During the nine months ended September 30, 2005, the Company earned $41,144 on three certificates of deposit held by a foreign bank. The Company incurred interest expense during the nine months ended September 30, 2005 of $41,131 on its convertible promissory notes and $22,021 during the nine months ended September 30, 2006.

Net Loss

Unicorp recorded a net loss for the nine months ended September 30, 2006, of $2,929,306, or $0.03 per share (basic and diluted), and a net loss of $1,387,192 or $0.02 per share (basic and diluted), for the period ended September 30, 2005. The primary reason for these significant net losses is the cost associated with the start-up of the Company’s operations, the Company’s investor relations program, the fair value of employee stock options and an impairment charge for certain oil and gas properties.

Liquidity and Capital Resources

At September 30, 2006, the Company had working capital of $1,821,929 and convertible long-term debt in the principal amount of $75,000, excluding beneficial conversion discounts.

Net cash used in operating activities for the nine months ended September 30, 2006, was $2,676,763. The Company recorded a net loss of $2,929,306 which was partially offset by non-cash charges and investment income totaling $1,607,307 and an increase in the Company’s drilling contract liability of $663,000. The non-cash charges were primarily composed of depletion and impairment of oil and gas properties, expenses associated with the issuance of common stock for services and stock options issued to employees under the fair value method. In addition, the Company experienced an increase in (1) accounts receivable of $558,345 associated with the sale of crude oil from its Abbeville Field, billings to the Company’s joint interest partners, and a billing in accordance with its rig sharing agreement; (2) a pre-payment in the amount of $836,522 pursuant to the Company’s drilling rig contract; (3) an increase in deferred offering costs of $35,472 associated with the Company’s Equity Distribution Agreement (4) an increase in prepaid expenses of $509,606 primarily associated with prepaid drilling costs for the Company’s North Laurel Ridge and South Creole prospects and control of well insurance; and (5) decreases in accounts payable and accrued liabilities of $16,254 and $61,565, respectively.

Net cash used in investing activities was $2,594,258. In association with its office lease agreement, the Company was required to provide a letter of credit to the landlord which is secured by a $25,000 certificate of deposit in the amount of $25,000. In addition, the Company incurred $2,160,029 in drilling and leasehold costs on its current projects and $214,229 for the purchase of computers, geological and geophysical work stations, furniture and fixtures for its new offices and leasehold improvements. In addition, the Company experienced an increase in a related party note receivable of $200,000 and received a refund of a security deposit of $5,000.

Net cash provided by financing activities of $5,448,751 includes repayment of notes payable of $287,000, to its CEO and CFO and borrowings and repayment to an individual of $80,000. Through the exercise of stock options to non-employees, which stock options were issued for services, the Company received cash of $1,953,251. Pursuant to its Equity Distribution Agreement with Cornell Capital Partners, as discussed below, the Company received cash of $3,982,500 and issued 5,569,058 shares of common stock to Cornell. The Company purchased 1,500,000 shares of its common stock from a related shareholder for $120,000 ($0.08 per share) which is being held as treasury stock.

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
The Company filed an initial registration statement with the SEC on February 8, 2006, registering 5,903,743 shares of Unicorp common stock which included Cornell’s 322,222 shares issued as a commitment fee and Monitor Capital’s 11,111 shares issued as a placement agent fee. The initial registration statement was declared effective by the SEC on February 14, 2006, and as of the date of this report the Company has issued 5,569,058 shares of its common stock to Cornell and has received net proceeds of $3,982,500.

On September 8, 2006, the Company filed a new registration statement registering 10,000,000 shares of Unicorp common stock to be issued to Cornell in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 not received under the initial registration statement. This registration statement was declared effective by the SEC on October 23, 2006, and as of the date of this report the Company has issued 868,056 shares of its common stock to Cornell and has received net proceeds of $379,500.

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

The Company believes that it has fully described the material weaknesses and the steps it has taken and implemented to address these weaknesses in Item 8A - Controls and Procedures in the Form 10-KSB for the Fiscal Year Ended December 31, 2005.

PART II OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities made during the three months ended September 30, 2006.

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

/s/ Kevan Casey	/s/ Carl A. Chase

Kevan Casey Chief Executive Officer	Carl A. Chase Chief Financial Officer and Principal Accounting Officer