Form 10KSB
period 2006-12-31
UNICORP INC /NEW
filed 2007-03-23
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2006, were $924,498.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of March 16, 2007, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $8,731,647.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant’s common stock outstanding as of March 16, 2007, was 97,749,536 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant’s proxy or information statement for its annual meeting of shareholders, which will be filed by the Registrant on or before April 29, 2007.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

UNICORP, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-KSB
December 31, 2006

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Unicorp, Inc. (“Unicorp” or the “Company”) is engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within the United States. A majority of its operations are currently in the states of Louisiana, Mississippi and Texas. In April 2005 the Company obtained a farmout agreement and acquired 7,600 net acres in the New Albany Shale trend in Ohio County, Kentucky and an additional 2,500 in Logan County, Kentucky. Effective June 1, 2005, the Company acquired an approximate 35% working interest in the Abbeville Field located in Vermillion Parish, Louisiana. In mid-2005, it acquired additional working interests from individuals in the Abbeville Field which has resulted in the Company owning a 95.4% and 72.7% working interest in each well, respectively.

In June 2005, the Company obtained a 40% before payout working interest, 30% after payout working interest, in the North Edna prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana. The Lejuene Well No. 1 was drilled to a total depth of approximately 8,800 feet and encountered approximately 10 feet of oil pay in the Nonion Struma section. The well was completed during the second quarter of 2006 and initially produced at approximately 120 barrels of oil per day beginning in August 2006 and as of the date of this report is producing approximately 110 barrels of oil per day. Based upon the results of the initial well, the Company has identified two additional well locations on this fault block (one in the existing well bore) and intends to drill a third well on an eastern prospect with possible significant reserve potential. The Company also entered into an agreement to drill an approximate 6,800 foot well to test the Upper Tuscaloosa formation in Greene County, Mississippi. The Lee Walley Estate Well No. 1 was drilled to a total depth of approximately 6,925 feet and encountered approximately six feet of oil pay sands. The well has been completed and initially produced at approximately 85 barrels of oil per day and as of the date of this report is producing approximately 58 barrels of oil per day. The Company has a 60% working interest and an approximate 47.55% net revenue interest. An additional well location has been identified on this prospect which the Company anticipates will be drilled during fiscal 2007. The Company entered into an agreement to participate in the Melville Prospect located in St. Landry Parish, Louisiana. The Melville Prospect was drilled to a depth of approximately 8,000 feet to test the Nodosaria oil sand and based upon log analysis was determined to be non-productive. The Company had a 12.33% working interest in the well. The St. Martinsville Prospect was drilled to a depth of approximately 13,100 feet to test the Marg Tex-3 sand and based upon log analysis was determined to be non-productive. The Company had a 33.33% working interest in the well.

In addition to the foregoing, the Company has entered into agreements to participate in five drilling prospects with one each in Iberville and Cameron Parishes, Louisiana, two in Brazoria County and one in Henderson County, Texas with working interests between 21.64% and 33.33%. On July 18, 2006, the Company entered into a drilling bid proposal and day-work drilling contract with an international drilling company to provide a drilling rig to begin drilling operations on its backlog of drilling prospects. In conjunction with the daywork drilling contract, on August 8, 2006, the Company entered into a rig sharing agreement with another oil and gas company to share certain costs in the above referenced contract. Effective July 2006, the Company decided to abandon all Kentucky prospects and to continue to focus on the Texas/Louisiana Gulf Coast and the Tuscaloosa trend in Mississippi. Unicorp intends to expend its capital resources to develop these projects and seek out additional opportunities for drilling of conventional reserves and acquire oil and gas producing reserves onshore within the continental United States.

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

Business Strategy

In order to successfully implement its business objectives, Unicorp will focus its efforts on onshore U.S. development opportunities; growth through acquisition of proven reserves with upside potential; manage its risks with a risk mitigation process; and integrate its network of knowledgeable and trusted individuals into the company team along with an extended network of oil and gas professionals to broker oil and gas opportunities.

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

Employees

The Company currently has three employees, Kevan Casey, Chief Executive Officer, Carl A. Chase, Chief Financial Officer and a field development manager, all as needed. The Company may add additional employees as required to implement its business plan. Currently, the Company relies on the expertise provided by consulting reservoir and drilling engineers, land personnel and geologists and geophysicists.

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

Management recognizes that Unicorp does not presently have sufficient capital available to it to fund its planned operations during fiscal 2007.

As of December 31, 2006, the Company has a working capital balance of approximately $2,000,000 and as of the date of this report has access to approximately $3,340,000 from its Equity Distribution Agreement. These funds along with cash flow from operations are not sufficient to fund all the projects the Company intends to participate in during fiscal 2007. In order to participate in the projects available to it, the Company will be required to raise additional funding, either through debt and/or equity financings and there can be no assurance that the Company will be successful in raising such financing. The failure to raise such financing will require the Company to scale back or curtail operations.

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

The Company’s financial statements are prepared in accordance with generally accepted accounting principles. The reported financial results and disclosures were developed using certain significant accounting policies, practices and estimates, which are discussed in the Management’s Discussion and Analysis of Financial Condition and Plan of Operations section in this annual report. The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities, are capitalized. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers. Excluded from amounts subject to depletion are costs associated with unevaluated properties. Natural gas and crude oil are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil. Net capitalized costs are limited to the lower of unamortized costs net of deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions and financial derivatives that hedge its oil and gas reserves; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost center being amortized and; (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.  A write down of these capitalized costs could be required if natural gas and/or crude oil prices were to drop precipitously at a reporting period end. Future price declines or increased operating and capitalized costs without incremental increases in natural gas and crude oil reserves could also require the Company to record a write down.

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

The Company has experienced and expects to continue to experience substantial capital expenditure and working capital needs, particularly as a result of increases in its drilling activities. In the future, it will require additional financing in addition to cash generated from its operations to fund its planned growth. If revenues decrease as a result of lower natural gas or crude oil prices or otherwise, its ability to expend the capital necessary to replace its reserves or to maintain production of current levels may be limited, resulting in a decrease in production over time. If its cash flow from operations is not sufficient to satisfy its capital expenditure requirements, the Company cannot be certain that additional financing will be available to it on acceptable terms or at all. In the event additional capital resources are unavailable, the Company may curtail its acquisition, development drilling and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

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

A portion of the Company’s growth in fiscal 2005 was due to acquisitions of producing properties. The Company expects to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms its management considers to be favorable to it. The Company cannot assure you that it will be able to identify suitable acquisitions in the future, or that it will be able to finance these acquisitions on favorable terms or at all. In addition, the Company competes against other companies for acquisitions, and it cannot assure you that it will be successful in the acquisition of any material producing property interests. Further, the Company cannot assure you that any future acquisitions that it makes will be integrated successfully into its operations or will achieve desired profitability objectives.

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

The Company’s operations are dependent on a relatively small group of key management personnel, including its Chairman and Chief Executive Officer and Chief Financial Officer and key contract technical personnel. The Company cannot assure you that the services of these individuals will be available to it in the future. Because competition for experienced personnel in the oil and gas industry is intense, Unicorp cannot assure you that it would be able to find acceptable replacements with comparable skills and experience in the oil and gas industry. Accordingly, the loss of the services of one or more of these individuals could have a detrimental effect on its results of operations.

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

The Company’s Chief Executive Officer, Chief Financial Officer and two other individuals beneficially own on the date of this annual report approximately 80% of the Company’s common stock. As a result, these individuals will generally be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in its bylaws and the approval of mergers and other significant corporate transactions.

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

Following is a listing of current producing properties and projects to which the Company is currently participating, or will participate, during fiscal 2007.

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

The Company is the designated operator of the field and has contracted with a contract operator to operate the field on its behalf. The Company intends to perform a full reservoir engineering analysis to determine if there are opportunities to expand production within the field and will utilize a 3-D seismic it acquired in the recent acquisition of an additional working interest to search for additional exploration and/or development prospects.

West Abbeville Prospect - Vermillion Parish, Louisiana

The Company has identified a new prospect located in West Abbeville in Vermillion Parish, Louisiana utilizing its previously purchased 60 square miles of 3-D seismic data it acquired with the Abbeville Field purchase. The Company’s contract geophysicist utilized the seismic data to map and identify this prospect. In addition, the Company has received satellite technology data over the area to further delineate the prospect. The Company intends to begin reviewing lease records to determine the availability of the leasehold acreage in order to prepare to drill this prospect and there can be no assurance that the Company will commence drilling on this prospect.

North Edna Prospect - Jefferson Davis Parish, Louisiana

Effective June 8, 2005, the Company obtained a 40% before payout working interest, 30% after payout working interest, in a prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana. The initial well was drilled to a total depth of approximately 8,800 feet and logged on March 29, 2006. The logs indicated approximately 10 feet of oil pay in the Nonion Struma section. The well was completed during the second quarter of 2006 and initially produced at approximately 120 barrels of oil per day beginning in August 2006 and as of the date of this report is producing approximately 110 barrels of oil per day. Based upon the results of the initial well, the Company has identified two additional well locations on this fault block (one in the existing well bore) and intends to drill a third well on an eastern prospect with possible significant reserve potential.

Clemens Dome Prospect - Brazoria County, Texas

Effective July 18, 2005, the Company entered into a letter agreement to obtain an 18.75% before casing point working interest and a 15% after casing point working interest in a prospect to drill a 14,500 foot test well in Brazoria County, Texas. The initial well will test the Frio formation and a subsequent well is planned to test the Lower Nod, Tex Miss and Vicksburg formations. The Company has paid the operator $84,750 for its proportionate reimbursement for land and geological and geophysical costs. During March 2006, the Company increased its working interest to 29.412% before casing point and 25% after casing point and agreed to pay an additional $107,000 for land and geological and geophysical costs for its increased working interest. It is anticipated drilling operations on the initial test well will begin during the second fiscal quarter of 2007.

Veltin Field Prospect - St. Landry Parish, Louisiana

The Company has participated with a 25% working interest in a re-entry of a well drilled by Getty Oil in the late 60’s in St. Landry Parish, Louisiana. The original target was the Cockfield II formation at a depth of approximately 11,000 feet which has been proven to be non-productive. The operator has received an offer to acquire approximately 3,238 acres of land and the well bore from 70% of the working interest owners for their actual investment in the prospect. It is anticipated that the purchase will close during the second fiscal quarter of 2007. Should the purchase not close, the operator has recommended moving up the well bore and completing the well in the Frio formation.

Lake Alaska Prospect - Brazoria County, Texas

The Company has entered into an agreement to drill an approximate 9,000 foot well to test the Oligocene Frio trend in Brazoria County, Texas. The Company will be the designated operator of the project and will pay 33.33% of the drilling costs to casing point to earn a 25% working interest in the well. The Company has paid $47,333 for land and geological and geophysical costs. The Company is currently resolving some land situations and it is anticipated that drilling operations will begin in the second fiscal quarter of 2007.

Walley Prospect - Greene County, Mississippi

The Company has entered into an agreement to drill an approximate 6,800 foot well to test the Upper Tuscaloosa formation in Greene County, Mississippi. The Lee Walley Estate Well No. 1 was drilled to a total depth of approximately 6,925 feet and encountered approximately six feet of oil pay sands. The well has been completed and initially produced at approximately 85 barrels of oil per day and as of the date of this report is producing approximately 58 barrels of oil per day. The Company has a 60% working interest and an approximate 47.55% net revenue interest. An additional well location has been identified on this prospect which the Company anticipates will be drilled during fiscal 2007.

North Laurel Ridge Prospect - Iberville Parish, Louisiana

On September 15, 2006, the Company entered into an agreement to participate in the North Laurel Ridge Prospect located in Iberville Parish, Louisiana. The Company had a 6.67% before casing point working interest in the well. The Company increased its working interest after casing point to 21.64% and will have an approximate 16.2% net revenue interest in the well. The Company paid $41,250 for its proportionate share of land and geological and geophysical costs. The North Laurel Ridge Prospect was drilled to a depth of approximately 12,300 feet to test the Cibicides Hazzardi 1 thru 5 sands. Production casing has been cemented in place and the Company anticipates a completion rig will be available to complete the well during the first fiscal quarter of 2007.

South Creole Prospect - Cameron Parish, Louisiana

On September 26, 2006, the Company entered into a farmout agreement to participate in the South Creole Prospect located in Cameron Parish, Louisiana. The South Creole Prospect was drilled to a depth of approximately 11,300 feet to test the Planulina A sand. The Company has a 28.33% before payout working interest and a 21% net revenue interest in the well. The well is situated next to a purchaser pipeline and the well will be tested into the pipeline. It is anticipated the well will begin producing during the second fiscal quarter of 2007.

North Cayuga Prospect - Henderson County, Texas

On January 29, 2007, the Company entered into an agreement to participate in the North Cayuga Prospect located in Henderson County, Texas. The Cayuga Prospect will be drilled to a depth of approximately 9,000 feet to initially test the Rodessa Bacon Lime sand. This prospect has the potential for eight wells. Unicorp has a 21% before payout working interest and an approximate 16% after payout working interest in this prospect. Drilling operations began during January 2007, however, the well was lost and it is anticipated the drilling of a replacement well will begin drilling during March 2007. The drilling contractor was drilling the well on a turnkey basis; therefore there was no cost to the Company for the lost well. The Rodessa, Pettit, Travis Peak, Georgetown, Cotton Valley and Bossier sands are also productive zones for which this field is known.

House Creek Prospect - Campbell County, Wyoming

On February 15, 2007, the Company entered into a letter of intent to acquire 2,500 acres located in the Powder River Basin of Wyoming. This property has two horizontal coal bed methane wells which are currently producing gas. The Company paid $40,000 and is evaluating how it will proceed. Should Unicorp proceed with the acquisition, it will have a 27.2% before payout working interest and an approximate 23% after payout working interest in this prospect. This prospect is located in Campbell County, Wyoming and is being developed through a farm-out from a major oil and gas company. Production in this field occurs in the Big George coal seam which is a 60 foot seam at a depth of approximately 1,200 feet.

ITEM 3. LEGAL PROCEEDINGS - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the high and low bid prices for Unicorp’s common stock for the periods indicated as reported by the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year 2006	High	Low
Quarter ended December 31	$0.81	$0.37
Quarter ended September 30	$1.02	$0.62
Quarter ended June 30	$1.10	$0.46
Quarter ended March 31	$2.14	$0.55
Year 2005	High	Low
Quarter ended December 31	$1.82	$0.60
Quarter ended September 30	$1.85	$0.90
Quarter ended June 30	$2.15	$0.35
Quarter ended March 31	$3.10	$1.01

Holders of Common Stock

As of March 16, 2006, the Company had approximately 1,012 shareholders of its common stock which does not include shareholders which own its common stock in street name and 97,749,536 shares of its common stock were issued and outstanding.

Dividends

The Company has never declared or paid a cash dividend. There are no restrictions on the common stock or otherwise that limit the ability of the Company to pay cash dividends if declared by its Board of Directors, except dividends are restricted as long as the Company has access to the Equity Distribution Agreement. The Company does not anticipate declaring or paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2006, with respect to the Company’s compensation plans under which common stock is authorized for issuance. The Company issues options to officers, directors, employees and consultants under its shareholder approved 2004 Stock Option Plan. The Company believes that the exercise price for all of the options set forth below reflects fair market value.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	1,622,000	$0.77	2,099,607
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	1,622,000	$0.77	2,099,607

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2006, that were not registered under the Securities Act of 1933 (“Securities Act”).

In December 2006, the Company issued 171,429 shares of its common stock to an accredited individual and received proceeds of $60,000 ($0.35 per share).

The above transaction was completed pursuant to Section 4(2) of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

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

Equity Repurchases by Issuer

The following table sets forth information, as of December 31, 2006, with respect to the Company’s repurchase of common shares during fiscal 2006.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans Or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 2006	1,500,000	(1)	$0.08	--	--
Total	1,500,000		$0.08	--	--

    (1) On July 26, 2006, the Company repurchased 1,500,000 shares of Unicorp common stock from Mr. Tommy Allen, an affiliate of the Company, for a purchase price of $0.08 per share and a total payment of $120,000.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of December 31, 2006, and its results of operations for the twelve months ended December 31, 2006, should be read in conjunction with the audited consolidated financial statements and notes included elsewhere in this report.

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in more detail in Note 2 to the Company’s financial statements included elsewhere in this report.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities, are capitalized. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers. Excluded from amounts subject to depletion are costs associated with unevaluated properties. Natural gas and crude oil are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil. Net capitalized costs are limited to the lower of unamortized costs net of deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions and financial derivatives that hedge its oil and gas reserves; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost center being amortized and; (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.

Revenue Recognition

Revenue is recognized when title to the products transfer to the purchaser. The Company follows the “sales method” of accounting for its natural gas and crude oil revenue, so that it recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that it has an imbalance on a specific property greater than the expected remaining proved reserves.

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

Results of Operations for the Year Ended December 31, 2006

Revenue

For the year ended December 31, 2006, the Company generated $924,498 in crude oil revenue. During the twelve month period, the Company produced and sold crude oil from its two producing oil wells in Abbeville Field in Vermillion Parish, Louisiana, began producing and selling crude oil from the Lejuene Well No. 1 located in Jefferson Davis Parish, Louisiana and began producing and selling crude oil from the Lee Walley Estate Well No. 1 located in Greene County, Mississippi. For the year ended December 31, 2006, the Company sold 8,099 barrels (22 BOPD) from its Abbeville Field. For the period August 11 to December 31, 2006, the Company sold 5,005 barrels (35 BOPD) from the Lejuene Well No. 1 and for the period November 12 to December 31, 2006, the Company sold 2,068 (42 BOPD) from the Lee Walley Estate Well No. 1. Total oil sales for the 2006 period was 15,172 barrels at an average price of $60.95 per barrel compared to total oil sales for the 2005 period of 4,080 barrels at an average price of $60.10 per barrel.

Oil and Gas Production Costs and Depletion

Oil and gas production costs are comprised of the cost of operations and severance taxes of the Company’s interests in its producing oil and gas operations. Oil and gas production costs were $236,359 for the year ended December 31, 2006, compared to $115,508 for the year ended December 31, 2005. The Company acquired its interest in the Abbeville Field effective June 1, 2005, therefore the current twelve month period includes twelve months of operating expenses compared to seven months for the 2005 period. The Company experienced an increase in lease operating expenses of $55,897 (excluding severance taxes) over the prior year period due to an increase in the number of producing properties of which it owns an interest and an increase in severance taxes of $64,954 over the prior year as a result of increased revenue.

Depletion expense was $565,504 which was an increase of $319,093 over the prior year period of $246,411. The Company follows the full cost method of accounting for its oil and gas properties. As the oil and gas properties are evaluated, they are transferred to the full cost pool, either as successful with associated oil and gas reserves, or as unsuccessful with no oil and gas reserves. During the year ended December 31, 2006, the Company transferred the costs of its two discoveries, the Lejuene Well No. 1 and the Lee Walley Estate Well No. 1 to the full cost pool with estimated net reserves of 24,628 barrels of crude oil. In addition, the Company transferred the costs of its non-productive Kentucky and Melville prospect to the full cost pool. Based upon these transfers, the depletion rate per barrel of oil sold decreased from $61.15 per barrel for the year ended December 31, 2005, to $37.27 per barrel for the year ended December 31, 2006. The Company believes that with continued success its depletion rate per barrel of oil sold will improve over the current level.

Gross Profit (Loss)

For the year ended December 31, 2006, the Company experienced gross profit from oil and gas operations of $122,635 compared to a gross loss of $119,754 for the 2005 period. The Company has experienced a significant increase in revenue due to a full year of sales from its Abbeville Field and the successful completion of the Lejuene Well No.1 and Lee Walley Estate Well No. 1. As discussed above, the Company experienced an excessive amount of depletion for the 2006 period which reduced the Company’s gross profit. Based upon its 2006 discoveries at its North Edna and Walley prospects and its recent discovery at its South Creole prospect, the Company believes its revenue and gross profit will continue to increase.

Operating Expenses

Operating expenses for the year ended December 31, 2006 were $3,654,146 which was an increase of $1,039,578 when compared to the prior year of $2,614,568. The major components of operating expenses this current period were as follows:

•
Office administration - Office administration expenses are comprised primarily of office rent, office supplies, postage, telephone and communications and Internet. Office administration increased from $24,969 for the 2005 period to $173,405 for the 2006 period, an increase of 594%. The Company moved into its executive offices in April 2006 which accounted for a majority of the increase in office rent expense of $78,764. Additional office administration expenses which created the increase were telephone and communications and Internet, office supplies, maintenance and repairs and general liability insurance.

•
Payroll and related - Payroll and related expenses increased from $168,276 for the 2005 period to $633,804 for the 2006 period, an increase of 277%. Payroll expenses are comprised of salaries, bonuses, payroll taxes and health insurance. During the 2006 period, the Company employed four individuals. Those employees were its CEO, CFO, COO and executive assistant, each who earn a specified amount of cash each month and certain other benefits. The Company’s COO earned a sign-on bonus of $100,000 in accordance with his employment agreement which is included in payroll and related expenses. During the 2005 period, the Company employed only its CEO and CFO.

•
Investor relations - The Company continued to invest in its investor relations program during the period to inform current and potential investors of its projects and results of operations. For the year ended December 31, 2006, the Company incurred expenses from its investor relations program of $967,120 compared to $740,111 for the 2005 period. The Company intends to continue to incur these costs in the future to keep its investors apprised of the progress of the Company.

•
Professional services - Professional services are comprised of accounting and audit fees, legal fees, engineering fees, information technology fees and other outside consulting fees. Professional services decreased from $381,879 for the 2005 period to $269,106 for the 2006 period, a decrease of 30%. The Company utilizes the services of outside consultants for advice rather than employ them as employees on a full time basis. The Company intends to continue to utilize outside consultants in the future.

•
Drilling rig contract - The current expense of the drilling rig for mobilization from Oklahoma to Louisiana is $292,384. With the exception of the costs associated with moving the rig to the new well location pursuant to its rig sharing agreement, the Company believes that any future costs incurred for the use of the drilling rig will be charged to the wells on which the drilling rig will be used.

•
Employee stock option expense - The Company performed a Black-Scholes valuation of stock options issued to its CEO and CFO on January 1, 2006 and COO on February 1, 2006 and incurred an expense for the fair value of those stock options of $546,342 (a non-cash charge) for the year ended December 31, 2006. During the year ended December 31, 2005, the Company incurred an expense for the fair value of stock options issued to its CEO and CFO on January 1, 2005 of $720,000.

•
Impairment of oil and gas properties - The Company transferred the costs associated with its Ohio and Logan County, Kentucky non-productive wells and associated lease acquisition costs to the full cost pool as of June 30, 2006. The Company then performed a ceiling test of its full cost pool and determined an impairment charge of $612,486 was warranted. The Company performed a ceiling test of its full cost pool as of December 31, 2006, and determined an impairment was not warranted.

•
Depreciation - The Company has recorded $32,006 of depreciation expense associated with its computer and office equipment, furniture and fixtures and leasehold improvements for the year ended December 31, 2006. The Company is depreciating these assets using the straight-line method over useful lives from three to seven years. The Company had no depreciation expense during the 2005 period.

•
Other operating expenses - Other operating expenses are comprised primarily of travel and entertainment, financing costs, geological and geophysical costs of maps, logs and log library memberships and licenses and fees. Other operating expenses increased from $63,872 for the 2005 period to $127,493 for the 2006 period.

Other Income (Expense)

During the year ended December 31, 2006, the Company earned $20,763 on two certificates of deposit and a related party note due to the Company. During the year ended December 31, 2005, the Company earned $38,800 on three certificates of deposit held by a foreign bank. The Company incurred interest expense during the year ended December 31, 2005 of $53,489 on its convertible promissory notes and $29,813 during the year ended December 31, 2006.

Net Loss

Unicorp recorded a net loss for the year ended December 31, 2006, of $3,540,561, or $0.04 per share (basic and diluted), and a net loss of $2,749,011 or $0.03 per share (basic and diluted), for the year ended December 31, 2005. The primary reason for these significant net losses is the cost associated with the start-up of the Company’s operations, the Company’s investor relations program, the fair value of employee stock options and an impairment charge for certain oil and gas properties.

Liquidity and Capital Resources

As of December 31, 2006, the Company has a working capital balance of $2,000,000 and as of the date of this report has access to approximately $3,340,000 from its Equity Distribution Agreement. These funds along with cash flow from operations are not sufficient to fund all the projects the Company intends to participate in during fiscal 2007. In order to participate in the projects available to it, the Company will be required to raise additional funding, either through debt and/or equity financings and there can be no assurance that the Company will be successful in raising such financing. The failure to raise such financing will require the Company to scale back or curtail operations. As of December 31, 2006, the Company had convertible long-term debt in the principal amount of $75,000, excluding beneficial conversion discounts.

Net cash used in operating activities for the twelve months ended December 31, 2006, was $3,169,149. The Company recorded a net loss of $3,540,561 which was partially offset by non-cash charges totaling $1,969,828 and an increase in the Company’s drilling contract liability and accounts payable of $535,000 and $52,220, respectively. The non-cash charges were primarily composed of depletion and impairment of oil and gas properties, expenses associated with the issuance of common stock for services and stock options issued to employees under the fair value method. In addition, the Company experienced an increase in (1) accounts receivable of $371,180 associated with the sale of crude oil from its Abbeville Field, Lejuene Well No. 1 and Lee Walley Estate Well No. 1, billings to the Company’s joint interest partners, and a billing to the operator of the St. Martinville prospect for control of well insurance, (2) a pre-payment in the amount of $246,651 pursuant to the Company’s drilling rig contract; (3) an increase in deferred offering costs of $46,318 associated with the Company’s Equity Distribution Agreement (4) an increase in prepaid expenses of $1,464,413 primarily associated with prepaid drilling costs for the Company’s St. Martinville and South Creole prospects and control of well insurance; and (5) decreases in accrued liabilities of $57,074.

Net cash used in investing activities was $3,631,664. In association with its office lease agreement, the Company was required to provide a letter of credit to the landlord which is secured by a $25,000 certificate of deposit. In addition, the Company incurred $3,192,782 in drilling and leasehold costs on its current projects and $218,882 for the purchase of computers, geological and geophysical work stations, furniture and fixtures for its new offices and leasehold improvements. In addition, the Company experienced an increase in a related party note receivable of $200,000 and received a refund of a security deposit of $5,000.

Net cash provided by financing activities of $6,931,251 includes borrowings from the Companyy's CEO of $20,000 and an unaffiliated party of $80,000 and includes repayment of notes payable to its CEO and CFO of $387,000 and an unaffiliated third party of $80,000. Through the exercise of stock options to non-employees, which stock options were issued for services, the Company received cash of $1,953,251. Pursuant to its Equity Distribution Agreement with Cornell Capital Partners, as discussed below, the Company received cash of $5,405,000 and issued 9,370,360 ($0.58 per share) shares of common stock to Cornell. In December 2006, the Company sold 171,429 shares of its restricted common stock to an accredited individual for $60,000 ($0.35 per share). The Company purchased 1,500,000 shares of its common stock from a related shareholder for $120,000 ($0.08 per share) which is being held as treasury stock.

On August 8, 2005, the Company entered into an Equity Distribution Agreement with Cornell Capital Partners L.P. (“Cornell”). Under the Equity Distribution Agreement, the Company is allowed to periodically sell to Cornell shares of its common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Equity Distribution Agreement, Cornell would pay the Company 91%, or a 9% discount on the per share price of the Company’s common stock on the principal market. Cornell’s obligation to purchase shares of Unicorp’s common stock under the Equity Distribution Agreement was subject to certain conditions, including Unicorp obtaining an effective registration statement for shares of common stock sold under the Equity Distribution Agreement and was limited to $2,000,000 per five business days. The initial registration statement was declared effective by the SEC on February 14, 2006, and pursuant to this registration statement, the Company has issued 5,569,058 shares of its common stock to Cornell and has received net proceeds of $3,982,500.

Upon the execution of the Equity Distribution Agreement, Cornell received, as a one-time commitment fee, 322,222 shares of the Company’s common stock which it valued at $300,000 on the date of issuance. In connection with the Equity Distribution Agreement, the Company also entered into a Placement Agent Agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer. Upon execution of the Placement Agent Agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 11,111 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of the Company’s shares on the date of issuance. On February 2, 2006 Cornell Capital Partners and Unicorp both determined that it would be in each of their best interests to terminate the Equity Distribution Agreement and enter into a new Equity Distribution Agreement. On February 2, 2006 the Company entered into a Termination Agreement with Cornell to terminate the Equity Distribution Agreement it had entered into on August 8, 2005.

On September 8, 2006, the Company filed a new registration statement registering 10,000,000 shares of Unicorp common stock to be issued to Cornell in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 not received under the initial registration statement. This registration statement was declared effective by the SEC on October 23, 2006, and pursuant to this registration statement, as of the date of this report the Company has issued 6,784,696 shares of its common stock to Cornell and has received net proceeds of $2,331,000. The Company currently has available to it under the Equity Distribution Agreement, $3,340,000 through the issuance of 3,215,304 shares of common stock.

The Company will be required in the future to obtain additional funding to fully develop the current and future projects for which it intends to participate.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007. Currently, the Company does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006, and its guidance is applicable to entities in all industries. The Company will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2006, and through the date of this annual report is as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$246,538	$--	$--	$246,538	$--
Employment agreements for executive officers and directors	300,000	--	300,000	--	--
Total	$546,538	$--	$300,000	$246,538	$--

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Unicorp, Inc.

We have audited the accompanying consolidated balance sheets of Unicorp, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the December 31, 2006 and 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unicorp, Inc. as of December 31, 2006 and 2005, and the results of its operations, and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.

March 20, 2007
Houston, Texas

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$417,884	$287,446
Oil and gas receivable	355,456	41,952
Accounts receivable - other	57,676	--
Note and interest receivable - related party	207,989	--
Deferred offering costs	--	363,940
Prepaid drilling contract	246,651	--
Prepaid expenses	1,743,011	228,598
Total current assets	3,028,667	921,936
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	3,426,811	1,179,478
Unevaluated costs	1,697,644	677,195
Other fixed assets	230,306	11,424
Accumulated depletion, impairment and depreciation	(1,971,868)	(761,872)
Property and equipment, net	3,382,893	1,106,225
Other assets	25,914	5,000
Total assets	$6,437,474	$2,033,161

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$482,071	$459,851
Notes payable - related parties	--	367,000
Drilling contract liability	535,000	--
Accrued liabilities	11,596	68,670
Total current liabilities	1,028,667	895,521
Long-term note payable, net of discount	69,375	--
Commitments and contingencies (Note 11)	--	--
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 94,516,142 and 83,324,467 issued and outstanding at
December 31, 2006 and 2005, respectively	94,516	83,324
Treasury stock, at cost; 1,500,000 shares	(120,000)	--
Additional paid-in capital	18,748,639	10,897,478
Accumulated deficit	(13,383,723)	(9,843,162)
Total shareholders’ equity	5,339,432	1,137,640
Total liabilities and shareholders' equity	$6,437,474	$2,033,161

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Revenue	$924,498	$242,165

Operating costs:
Oil and gas production costs	236,359	115,508
Depletion expense	565,504	246,411
Total operating costs	801,863	361,919
Gross profit (loss)	122,635	(119,754)

Operating expenses:
Office administration	173,405	24,969
Payroll expenses	633,804	168,276
Investor relations	967,120	740,111
Professional services	269,106	381,879
Drilling rig contract	292,384	--
Employee stock option expense	546,342	720,000
Impairment of oil and gas properties	612,486	515,461
Depreciation	32,006	--
Other general and administrative expenses	127,493	63,872
Total operating expenses	3,654,146	2,614,568

Other income (expense):
Interest and other income	20,763	38,800
Interest expense:
Related parties	(3,525)	(53,489)
Other	(26,288)	--
Total other	(9,050)	(14,689)

Net loss	$(3,540,561)	$(2,749,011)

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	88,429,620	82,363,326

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
JANUARY 1, 2005 TO DECEMBER 31, 2006

				Additional	Stock		Total
	Common Stock		Treasury	Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Stock	Capital	Receivable	Deficit	Equity

Balances, January 1, 2005	82,127,034	$82,127	$--	$8,993,238	$(24,000)	$(7,094,151)	$1,957,214
Collection of stock subscription receivable	--	--	--	--	24,000	--	24,000
Stock issued for erroneous certificate	1,250	1	--	(1)	--	--	--
Stock issued for payment of accounts payable	92,190	92	--	129,908	--	--	130,000
Stock issued for services	100,000	100	--	82,330	--	--	82,430
Stock options issued for services	--	--	--	25,000	--	--	25,000
Intrinsic value of employee stock options	--	--	--	720,000	--	--	720,000
Exercise of stock options	215,500	216	--	254,433	--	--	254,649
Stock issued for financing	333,333	333	--	309,667	--	--	310,000
Stock issued for acquisition	38,462	38	--	49,962	--	--	50,000
Stock issued for conversion of related party debt	416,698	417	--	332,941	--	--	333,358
Net loss	--	--	--	--	--	(2,749,011)	(2,749,011)
Balances, December 31, 2005	83,324,467	83,324	--	10,897,478	--	(9,843,162)	1,137,640
Stock issued for financing	24,000	24	--	13,896	--	--	13,920
Beneficial conversion feature of note payable	--	--	--	22,500	--	--	22,500
Stock and stock options issued for services	102,098	102	--	222,432	--	--	222,534
Employee stock options	--	--	--	565,406	--	--	565,406
Stock issued for payment of accounts payable	37,788	38	--	29,962	--	--	30,000
Exercise of stock options	1,486,000	1,486	--	1,951,765	--	--	1,953,251
Purchase of treasury stock	--	--	(120,000)	--	--	--	(120,000)
Stock issued for cash, net of offering costs	9,541,789	9,542	--	5,045,200	--	--	5,054,742
Net loss	--	--	--	--	--	(3,540,561)	(3,540,561)
Balances, December 31, 2006	94,516,142	$94,516	$(120,000)	$18,748,639	$--	$(13,383,723)	$5,339,432

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(3,540,561)	$(2,749,011)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and depreciation	597,510	246,411
Impairment of oil and gas properties	612,486	515,461
Stock and stock options issued for services	172,534	261,492
Stock issued for loan commitment	13,920	--
Stock option expense	565,406	720,000
Amortization of debt discounts	16,875	--
Non-cash investment income	(8,903)	1,426
Changes in assets and liabilities:
Accounts receivable	(371,180)	(41,952)
Prepaid drilling contract	(246,651)	--
Deferred offering costs	(46,318)	(53,940)
Prepaid expenses	(1,464,413)	(271,028)
Accounts payable	52,220	557,709
Drilling contract liability	535,000	--
Accrued liabilities	(57,074)	93,479
Net cash used in operating activities	(3,169,149)	(719,953)
Cash flows from investing activities:
Purchase of certificate of deposit	(25,000)	--
Maturity of certificate of deposit	--	1,000,000
Investment in oil and gas properties and other fixed assets	(3,411,664)	(1,176,574)
Note receivable - related party	(200,000)	--
Deposits	5,000	--
Net cash used in investing activities	(3,631,664)	(176,574)
Cash flows from financing activities:
Proceeds from notes payable - related parties and other	100,000	175,000
Repayments of notes payable - related parties and other	(467,000)	(88,000)
Stock issued for cash	5,465,000	--
Exercise of stock options	1,953,251	254,649
Collection of stock subscription receivable	--	24,000
Purchase of treasury stock	(120,000)	--
Net cash provided by financing activities	6,931,251	365,649
Net increase (decrease) in cash	130,438	(530,878)
Cash and cash equivalents, beginning of year	287,446	818,324
Cash and cash equivalents, end of year	$417,884	$287,446

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(Continued)

	2006	2005

Supplemental cash flow disclosures:
Interest paid	$32,621	$--
Taxes paid	$--	$--

Supplemental cash flow disclosures:
Stock issued for offering costs	$--	$310,000
Stock issued for acquisition of producing properties	$--	$50,000
Stock issued for prepaid expenses	$50,000	$--
Stock issued for payment of accounts payable	$30,000	$130,000
Stock issued for conversion of debt	$--	$333,358
Note issued for acquisition of leasehold interests	$75,000	$--

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1.  Organization and Nature of Business

Unicorp, Inc. (the “Company” or “Unicorp”), was originally incorporated in May 1981, in the State of Nevada under the name of Texoil, Inc. The Company is a natural resource company engaged in the exploration, exploitation, acquisition, development and production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within the U.S. Substantial portions of Unicorp’s operations are conducted in Louisiana, Mississippi and Texas.

On July 29, 2004, Unicorp closed on a reverse merger transaction acquiring all of the common stock of Affiliated Holdings, Inc., a Texas corporation (“AHI”), pursuant to a stock agreement by and among the Company, AHI and the stockholders of AHI (the “Stock Transaction”). As a result of the Stock Transaction, AHI became a wholly-owned subsidiary of the Company, through which oil and gas operations are being conducted. References herein to the Company include AHI.

As a result of the closing of the Transaction, the Company issued an aggregate of 75,000,000 shares of its common stock to the former shareholders of AHI (in exchange for all the outstanding capital stock of AHI), resulting in the former shareholders of AHI owning approximately 99.2% of the issued and outstanding Company common stock.

       As of December 31, 2006, Unicorp had three wholly-owned subsidiaries as follows:

•
Affiliated Holdings, Inc. (“AHI”) - This subsidiary was incorporated in the State of Texas on July 12, 2004, for the purpose of the acquisition and development of oil and natural gas properties. On July 29, 2004, AHI exchanged 100% of its common stock for approximately 99.2% of the common stock of Unicorp. AHI is the subsidiary from which the Company is conducting its oil and gas operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase. At December 31, 2006 and 2005, the Company had $ 410,277 and $280,000 in time deposits with a local bank, respectively, with the maximum amount insured by the FDIC of $100,000.

Accounts Receivable

The Company’s customers are natural gas and crude oil purchasers. Each customer of the Company is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter. Receivables are generally due in 30 to 60 days. When collections of specific amounts due are no longer reasonably assured, an allowance for doubtful accounts is established. During 2006, two purchasers accounted for 91% and 9%, respectively, of the Company’s total consolidated crude oil sales. Also included in accounts receivable are amounts due from working interest owners of which the Company is the designated operator of the property.

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

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments include cash, time deposits, accounts receivable, notes receivable, notes payable and accounts payable. The carrying amounts reflected in the balance sheet for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.

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

During the year ended December 31, 2006, convertible debt and accrued interest, convertible into 81,103 shares of common stock and vested stock options to purchase 922,000 shares of common stock were excluded from the calculation of earnings per share since their conversion and exercise prices were below the market price at December 31, 2006, and their inclusion would have been antidilutive had their conversion and exercise prices been “in the money”. During the year ended December 31, 2005, options to purchase 614,000 shares of common stock and convertible debt and accrued interest (convertible into 272,697 shares of common stock) were excluded from the calculation of earnings per share since their inclusion would be antidilutive. During the years ended December 31, 2006 and 2005, there was no convertible preferred stock outstanding.

Stock Options

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

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company had no unvested options outstanding as of December 31, 2005, and consequently recorded no expense associated with unvested options during the twelve months ended December 31, 2006. During the quarter ended March 31, 2006, the Company issued 240,000 non-qualified stock options to its CEO and 120,000 non-qualified stock options to its CFO at an exercise price of $0.60 per share and immediately vested. The options were granted at the fair market value of the Company’s common stock on the date of grant. The Company used the Black-Scholes option pricing model and recorded $211,602 of expense in relation to these options. On February 1, 2006, the Company issued 700,000 non-qualified stock options to its COO, of which 450,000 vest over a two year period and 250,000 are based on performance conditions during the initial term of his employment agreement. The stock options expire four years from the date of grant and are exercisable at $0.05 per share. Management does not believe the performance conditions will be met and therefore has not accrued compensation expense related to the 250,000 stock options. For the 450,000 stock options which vest over a two year service period, the Company used the Black-Scholes option pricing model and determined the fair value of the stock options to be $771,937 which the Company is charging to expense over the two year vesting period. Since February 1, 2006, the Company has recorded $353,804 of expense in relation to these options. Effective February 15, 2007, the Company’s COO resigned his position and 600,000 of his 700,000 options were forfeited. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 204%, risk-free interest rate of 4.5%, and expected life of four years.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry-forwards. Accordingly, because the Company is not currently able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flow for the twelve month period ended December 31, 2006.

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of December 31, 2006, there were 1,622,000 non-qualified stock options outstanding at exercise prices ranging from $0.05 to $3.50 per share pursuant to the 2004 Plan and there were 2,099,607 shares available for issuance pursuant to the 2004 Plan. The 2004 Plan was approved by the shareholders on September 20, 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation prior to January 1, 2006:

Twelve Months
Ended
December 31, 2005

Net loss, as reported	$(2,749,011)
Add: Intrinsic value of stock option grants recorded as expense	720,000
Deduct: Stock-based compensation under fair value method	(1,076,331)
Pro forma net loss	$(3,105,342)

Net loss per share:
Basic and diluted, as reported	$(0.03)
Stock-based compensation under fair value method	(0.01)
Basic and diluted, pro forma	$(0.04)

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

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company’s comprehensive loss was equal to its net loss for the year ended December 31, 2006.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007. Currently, the Company does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006, and its guidance is applicable to entities in all industries. The Company will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

Note 3.  Accounts Receivable

Accounts receivable consists of the following:

	As of December 31,
	2006	2005
Accrued production receivable	$234,743	$39,314
Joint interest receivables	120,713	2,638
Due from joint interest property operator	57,426	--
Other	250	--
Allowance for bad debts	--	--
	$413,132	$41,952

Note 4.  Note Receivable - Related Party

On May 3, 2006, the Company entered into a loan agreement with Mr. Tommy Allen, a shareholder, whereby the Company loaned Mr. Allen $200,000 at an interest rate of six percent (6%) and due May 3, 2007, provided however, that on and after August 3, 2006, the Company may accelerate the maturity in its sole discretion to a date no earlier than twenty (20) business days after giving Mr. Allen notice. The note was initially secured with 19,690,000 shares of Unicorp common stock pursuant to a security agreement dated May 3, 2006. Effective July 27, 2006, the Company purchased 1,500,000 shares of Mr. Allen’s Unicorp common stock for $120,000 ($0.08 per share) and amended the security agreement to reduce the number of common shares as security from 19,690,000 to 18,190,000. The 1,500,000 shares are being held as treasury stock.

Note 5.  Deferred Offering Costs

Deferred offering costs are comprised of the following at December 31, 2005:

2005
Commitment fee - Cornell Capital Partners	$300,000
Placement agent fee- Monitor Capital, Inc.	10,000
Legal fees	53,940
$363,940

The Company’s registration statement was declared effective by the SEC on February 14, 2006, and the Company charged the deferred financing costs to additional paid-in capital.

Note 6.  Prepaid Drilling Contract

On July 18, 2006, the Company entered into a contract with a national drilling contractor to drill a minimum of two wells on the Company’s prospects. The July 18, 2006, contract was terminated. On September 26, 2006, a new contract was entered into whereby the Company assigned the drilling rig to the operator of the North Laurel Ridge Prospect and the Company’s St. Martinville Prospect was identified as the second well commitment. Under the terms of the agreement, the Company prepaid $2,000,000 of drilling costs for the North Laurel Ridge Prospect and was obligated to obtain a $1,000,000 letter of credit in favor of the drilling contractor for the St. Martinville Prospect. In September 2006, the Company paid the drilling contractor the $2,000,000 prepayment and in October 2006 the Company paid in cash the $1,000,000 obligation to provide a letter of credit for the St. Martinville Prospect.

         In August 2006, the Company entered into a rig sharing agreement with another company desiring to utilize the drilling rig the Company had under contract. In accordance with the rig sharing agreement, the Company and the other party to the agreement agreed to share on an alternating basis the drilling rig under contract with the Company. The other party would enter into its own drilling contract with the drilling company. The Company and the other party agreed to share the cost of moving the drilling rig from Oklahoma to Louisiana on a 50/50 basis. Once the drilling rig is moved to the initial well to be drilled by the other party, the Company has agreed to pay 50% of the rig mobilization fee to said location. The Company billed the other party $518,814 for its share of moving the rig from Oklahoma to Louisiana, which amount was collected during the fourth quarter of 2006.

On December 13, 2006, the drilling rig was released from the North Laurel Ridge Prospect and began its move to the St. Martinville prospect. During December 2006, the Company received $1,000,000 from the operator as a prepayment for the use of the rig, which amount was reduced to $535,000 as a result of the drilling contractor’s invoiced amount for the month of December 2006 and is represented on the balance sheet at December 31, 2006 as a drilling contract liability.

Note 7.  Prepaid Expenses

Prepaid expenses consist of the following:

	As of December 31,
	2006	2005
Prepaid drilling costs	$1,705,375	$186,486
Prepaid legal fees	4,520	33,656
Prepaid insurance	33,116	3,367
Prepaid rent	--	5,089
	$1,743,011	$228,598

Prepaid drilling costs are comprised of cash advances paid to the operators of the Company’s South Creole and St. Martinville prospects which represents the Company’s 28.33% and 33.33% working interest, respectively, of the dry hole costs of the initial well on each prospect. Drilling operations on each prospect began in January 2007.

Note 8.  Property and Equipment

Property and equipment includes the following:

	As of December 31,
	2006	2005
Oil and gas properties:
Subject to depletion	$3,426,811	$1,179,478
Unevaluated costs	1,697,644	677,195
Impairment	(1,127,947)	(515,461)
Accumulated depletion	(811,915)	(246,411)
Net oil and gas properties	3,184,593	1,094,801
Other fixed assets	230,306	11,424
Accumulated depreciation	(32,006)	--
Net property and equipment	$3,382,893	$1,106,225

Unevaluated Natural Gas and Crude Oil Costs Excluded from Depletion

Under full cost accounting, the Company may exclude certain unevaluated costs from the amortization base pending determination of whether proved reserves have been discovered or impairment occurred. A summary of the unevaluated properties excluded from natural gas and crude oil properties being amortized at December 31, 2006 and 2005 and the year in which they were incurred is as follows:

	2006 Costs Incurred During			2005 Costs Incurred During
	2006	2005	Total	2005
Lease acquisition and G&G	$487,220	$158,853	$646,073	$144,520
Drilling costs	797,804	253,767	1,051,571	532,675
	$1,285,024	$412,620	$1,697,644	$677,195

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

Note 9.  Notes Payable

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

During March 2006, the Company issued $75,000 principal amount in the form of a two-year, 10% convertible unsecured note to La Mesa Partners, L.C. The note is due March 9, 2008 and the funds were used to pay for lease bonus costs on the Company’s Ohio and Logan County, Kentucky prospects. At the option of the note holder, the note is convertible into common stock of the Company at a conversion price of $1.00 per share anytime after March 9, 2007. Interest on the 10% convertible note is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the note was calculated based on a discount to the bid price on the date of funding. As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $22,500 discount on the note. The discount is being amortized over a twelve month period beginning April 1, 2006, and the Company has charged $16,875 to interest expense during the nine months ended December 31, 2006.

The convertible notes payable at December 31, 2006 and 2005, are as follows:

	December 31,
	2006	2005
Note due to La Mesa Partners, L.C. in the principal amount of $75,000, at an annual interest rate of 10%, due March 9, 2008 and convertible into Company common stock at $1.00 per share. The Company has recorded $22,500 as a beneficial conversion feature on this note and has amortized $16,875 during the nine months ended December 31, 2006.	$69,375	$--

Note due to an officer of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006 and paid in March 2006	--	167,000

Note due to an officer of the Company at an annual interest rate of 10%, due November 23, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006 and paid in March 2006	--	10,000

Note due to an officer of the Company at an annual interest rate of 10%, due December 13, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006 and paid in March 2006	--	15,000
Total convertible notes payable	$69,375	$192,000

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

On October 30, 2006, the Company borrowed $20,000 from K.M. Casey Trust No.1, of which Kevan Casey, Chief Executive Officer of the Company, is the general partner, at 8% per annum. During December 2006, the Company repaid the principal amount of $20,000 and interest of $276.

Note. 10. Accrued Liabilities

Accrued liabilities include the following:

	December 31,
	2006	2005
Accrued oil and gas production costs	$5,493	$12,513
Accrued interest on short-term debt	6,103	26,157
Accrued professional fees	-	30,000
	$11,596	$68,670

Note. 11. Commitments and Contingencies

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

Years Ending December 31,
2007	$101,057
2008	102,453
2009	43,028
Thereafter	--
Total lease commitments	$246,538

Note 12.  Funding

        On February 3, 2006, the Company entered into an Equity Distribution Agreement with Cornell Capital Partners L.P. (“Cornell”). Under the Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of its common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Equity Distribution Agreement, Cornell will pay Unicorp 91%, or a 9% discount on the per share price of Unicorp’s common stock on the principal market. Cornell’s obligation to purchase shares of Unicorp’s common stock under the Equity Distribution Agreement is subject to certain conditions, including Unicorp obtaining an effective registration statement for shares of common stock sold under the Equity Distribution Agreement and is limited to $2,000,000 per five business days.

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

The Company filed an initial registration statement with the SEC registering 5,903,743 shares of Unicorp common stock which included Cornell’s 322,222 shares issued as a commitment fee and Monitor Capital’s 11,111 shares issued as a placement agent fee. The initial registration statement was declared effective by the SEC on February 14, 2006, and as of December 31, 2006, the Company has issued 5,569,058 shares of its common stock to Cornell and has received net proceeds of $3,982,500.

On September 8, 2006, the Company filed a new registration statement registering 10,000,000 shares of Unicorp common stock to be issued to Cornell in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 not received under the initial registration statement. This registration statement was declared effective by the SEC on October 23, 2006, and as of December 31, 2006, pursuant to this registration statement, the Company has issued 3,801,302 shares of its common stock to Cornell and has received net proceeds of $1,422,500.,

Note `13. Common Stock

During the twelve months ended December 31, 2006, the Company issued 24,000 shares of its restricted common stock to an individual as a commitment fee for a short-term loan in the principal amount of $80,000 which the Company valued at $13,920 ($0.59 per share) and 37,788 shares of its restricted common stock to another individual as payment for accounts payable of $30,000 ($0.79 per share), which the Company valued at $30,000. In addition, the Company issued 14,098 shares of its restricted common stock to this same individual for services which the Company valued at $20,000 ($1.42 per share).

The Company issued 80,000 shares of free trading common stock to the Company’s COO as a sign-on bonus valued at $100,000 in accordance with his employment agreement and 8,000 shares as payment for consulting services valued at $10,070 (all at $1.25 per share). In addition, the Company issued 1,486,000 shares of its common stock to four individuals resulting from the exercise of stock options and the Company received cash of $1,953,251. As a result of its financing agreement with Cornell, the Company issued 9,370,360 shares of its common stock to Cornell and received net cash proceeds of $5,405,000 ($0.58 per share). On December 18, 2006, the Company sold 171,429 shares of its restricted common stock to an accredited individual for $60,000 ($0.35 per share).

Note 14.  Stock Options

During the year ended December 31, 2006, the Company issued 1,060,000 stock options to its CEO, CFO and COO in accordance with their employment agreements at exercise prices ranging from $0.05 to $0.60 per share. The Company issued 1,434,000 stock options to three consultants for services, all at exercise prices of $0.65 to $2.15 per share. Of the stock options issued for services, all options were exercised during the period which resulted in proceeds to the Company of $1,875,651. In addition, of the options issued for services in 2005, 52,000 were exercised during 2006 at prices between $1.30 and $1.50 per share which resulted in proceeds to the Company of $77,600. The stock options issued for services were valued based upon the services provided.

During the year ended December 31, 2005, the Company issued 360,000 stock options to its CEO and CFO in accordance with their employment agreements and 252,500 stock options to two consultants for services, all at exercise prices ranging from $1.00 to $1.80 per share. Of the stock options issued, 215,500 stock options were exercised during the period which resulted in proceeds to the Company of $254,649. The stock options issued for services were valued based upon the services provided.

A summary of stock option transactions under the Plan is as follows:

	2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	614,000	$1.11	217,000	$3.00
Granted	2,494,000	$0.85	612,500	$1.11
Exercised	(1,486,000)	$1.31	(215,500)	$1.18
Forfeited	--	$--	--	$--
Outstanding at end of year	1,622,000	$0.77	614,000	$1.75
Exercisable at end of year	922,000	$1.32	614,000	$1.75
Weighted average fair value of options granted		$0.82		$1.11

At December 31, 2006, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.05 to $3.50 and 3 years 1 month, respectively.

Note 15.  Related Party Transactions

Notes Payable

See Note 4 for a discussion of loans to an affiliated shareholder and Note 9 for a discussion of borrowings from the Company’s Chief Executive Officer and Chief Financial Officer.

Note 16.  Income Taxes

The Company has incurred net losses since the merger with Affiliated. (See Note 3.) and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward from July 12, 2004 (inception), has been fully reserved. The cumulative estimated operating loss carry-forward is approximately $7,425,000 at December 31, 2006, and will expire in 2024 through 2026. The Company’s net operating loss carry-forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The following table sets forth a reconciliation of federal income tax for the years ended December 31, 2006 and 2005:

	2006	2005
Loss before income taxes	$ (3,540,561)	$ (2,749,011)

Income tax benefit computed at statutory rates	$(1,203,791)	$(934,664)
Valuation allowance	1,007,321	693,559
Permanent differences and non-deductibleexpenses	196,470	241,105
	$--	$--

Deferred income taxes consist of the following at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Net operating loss carry-forward	$2,524,468	$951,892
Valuation allowance	(1,825,298)	(817,977)
Deferred tax liabilities:
Book over tax depreciation, depletion and capitalized methods on oil and gas properties	(699,170)	(133,915)
	$--	$--

Note 17.  401(k) Plan

During the year ended December 31, 2005, the Company established and maintained a 401(k) plan that enabled employees to defer up to a specified percentage of their annual compensation and contribute such amount to the plan. The Company may contribute a matching amount for each participant equal to a discretionary percentage determined by the Company’s Board of Directors. The Company may also contribute additional amounts at its sole discretion. The Company’s matching contributions were $29,974 for the year ended December 31, 2005, and the Company made no matching contributions during the year ended December 31, 2006.

Note 18.  Supplemental Information (Unaudited)

Proved oil and gas reserves estimates, all of which are located in the United States, were prepared by independent petroleum engineers with Hite, McNichol & Associates, Inc. for the year ended December 31, 2006 and Ryder Scott Company, L.P. for the year ended December 31, 2005. The reserve reports were prepared in accordance with guidelines established by the Securities and Exchange Commission and, accordingly, were based on existing economic and operating conditions. Crude oil prices in effect as of the date of the reserve reports were used without any escalation (See “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves” below for a discussion of the effect of the different prices on reserve quantities and values.) Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company’s crude oil and natural gas reserves or the costs that would be incurred to obtain equivalent reserves.

	Crude Oil (Bbls)	Natural Gas (Mcf)
December 31, 2004	--	--
Revisions	--	--
Extensions and discoveries	--	--
Purchases in place	19,287	--
Sales in place	--	--
Production	(4,029)	--
December 31, 2005	15,258	--
Revisions	8,107	--
Extensions and discoveries	136,149	92,799
Purchases in place	--	--
Sales in place	--	--
Production	(15,172)	--
December 31, 2006	144,342	92,799

Proved developed reserves
December 31, 2005	15,258	--
December 31, 2006	39,088	4,838

The changes in proved reserves for the year ended December 31, 2006 were as follows.

    The capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation and accretion as of December 31, 2006 and 2005, were as follows:

2006
Proved properties	$3,426,811
Unevaluated properties	1,697,644
Accumulated DD&A	(1,939,862)
Net capitalized costs	$3,184,593

2005
Proved properties	$1,179,478
Unevaluated properties	677,195
Accumulated DD&A	(761,872)
Net capitalized costs	$1,094,801

Costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2006 and 2005, were as follows:

2006
Proved acreage	$278,499
Unproved acreage	487,220
Development costs	--
Exploration costs	2,502,063
Total	$3,267,782

2005
Proved acreage	$533,956
Unproved acreage	230,625
Development costs	--
Exploration costs	450,569
Total	$1,215,150

Results of operations from producing operations for the years ended December 31, 2006 and 2005 are set forth below:

2006
Crude oil sales	$924,498
Oil and gas production expense	236,359
Depletion expense	565,504
122,635
Income tax expense	--
Results from producing activities	$122,635

2005
Crude oil sales	$242,165
Oil and gas production expense	115,508
Depletion expense	246,411
(119,754)
Income tax expense	--
Results from producing activities	$(119,754)

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (“Standardized Measure”) do not purport to present the fair market value of the Company’s crude oil and natural gas properties. An estimate of such value should consider, among other factors, anticipated future prices of crude oil and natural gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

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

Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company’s tax basis in the associated proved crude oil and natural gas properties. Tax credits and net operating loss carry forwards were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

The standardized measure of discounted cash flows related to proved oil and gas reserves at December 31, 2006 and 2005 were as follows:

2006
Future revenues	$8,648,373
Future production costs	(2,090,738)
Future development costs	(1,814,768)
Future net cash flows	4,742,867
10% discount	(1,000,745)
Standardized measure of discounted future net cash flows relating to proved reserves	$3,742,122

2005
Future revenues	$905,449
Future production costs	(417,978)
Future development costs	(17,985)
Future net cash flows	469,486
10% discount	(51,881)
Standardized measure of discounted future net cash flows relating to proved reserves	$417,605

The primary changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2006 and 2005, were as follows:

2006
Changes in estimates of future development costs	$1,417,675
Revisions of estimates	(315,802)
Extensions and discoveries	3,328,388
Sales of oil, net of production costs	(688,139)
Net increase	$3,742,122

2005
Purchase of reserves, net	$544,262
Sales of oil, net of production costs	(126,657)
Net increase	$417,605

Note 19.  Subsequent Events

Stock Options

In January 2007, subject to a one year employment agreement with the Company’s Chief Financial Officer, the Company issued 120,000 non-qualified stock options to its CFO at an exercise price of $0.36 per share, expiring in five years and immediately vested.

Oil and Gas Prospects

North Cayuga Prospect - Henderson County, Texas

On January 29, 2007, the Company entered into an agreement to participate in the North Cayuga Prospect located in Henderson County, Texas. The Cayuga Prospect will be drilled to a depth of approximately 9,000 feet to initially test the Rodessa Bacon Lime zone. This prospect has the potential for eight wells. Unicorp has a 21% before payout working interest and an approximate 16% after payout working interest in this prospect. Drilling operations began during January 2007, however, the well was lost and it is anticipated the drilling of a replacement well will begin drilling during March 2007. The drilling contractor was drilling the well on a turnkey basis; therefore there was no cost to the Company for the lost well. The Rodessa, Pettit, Travis Peak, Georgetown, Cotton Valley and Bossier sands are also productive zones for which this field is known.

House Creek Prospect - Campbell County, Wyoming

On February 15, 2007, Unicorp, Inc entered into a letter of intent to acquire 2,500 acres located in the Powder River Basin of Wyoming. This property currently has two horizontal coal bed methane wells which are currently producing gas. The Company paid $40,000 and is evaluating how it will proceed. Should Unicorp proceed with the acquisition, it will have a 27.2% before payout working interest and an approximate 23% after payout working interest in this prospect. This prospect is located in Campbell County, Wyoming and is being developed through a farm-out from a major oil and gas company. Production in this field occurs in the Big George coal seam which is a 60 foot seam at approximately 1,200 feet.

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

In connection with the completion of its audit of, and the issuance of a report on March 20, 2007 on the Company’s financial statements for the year ended December 31, 2006, Thomas Leger & Co., L.L.P. (“Leger”) identified deficiencies in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company concurs with the material weaknesses, as follows:

The Company has inadequate segregation of duties within each of its accounting processes and a lack of sufficient monitoring controls over these processes to mitigate this risk. The responsibilities assigned to the Company’s Chief Financial Officer include substantially all financial reporting and accounting functions with no additional personnel in the Company having an adequate knowledge of accounting principles and practices. Accordingly, the preparation of financial statements and related functional and monitoring controls has not been segregated.  In addition, the Company lacks procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. generrally accepted accounting principles.

As of March 20, 2007 (the date the Annual Report on Form 10-KSB was filed), the Company had begun to take and implement the following remediation steps to remedy the material weaknesses identified by its auditors (as enumerated above in (i) and enhance the internal control over financial reporting:

(i) For all non-routine and complex accounting matters, the Company implemented a system whereby it will retain the outside services of a professional accounting firm; and

(ii) The Company will emphasize enhancement of the segregation of duties based on the limited resources the Company has and, where practicable, the Company will continue to assess the cost versus benefits of adding additional resources that would mitigate the situation.

As of March 20, 2007, there were no other material weaknesses identified other than the weaknesses identified and described above. The Company has implemented (i) and (ii) as described above and continues to monitor the effectiveness of these controls and procedures to ensure full compliance with these measures.

The Company believes that it has fully described the material weaknesses and the steps it has taken and implemented to address these weaknesses in Item 8A - Controls and Procedures in the Form 10-KSB for the Fiscal Year Ended December 31, 2006.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEMS 9, 10, 11, AND 12

These items have been omitted in accordance with the general instructions to Form 10-KSB. The information required by these items will be included in the Company’s definitive proxy or information statement to be filed no later than April 29, 2007, and are incorporated by reference in this annual report.

ITEM 13. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form S-2 dated Octoberl3, 1981
3.2	Certificate of Amendment to Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997 dated March 6, 1998
3.3	Bylaws, as amended January 20, 1998, of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997, dated March 6, 1998
10.1
Agreement and Plan of Reorganization dated December 15, 1997 by and between UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock
Incorporated by reference to Exhibit “1” to Registrant’s Form 8-K dated February 13, 1998 and filed February 18, 1998
10.2	Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between UNICORP, Inc. and Equitable Assets Incorporated with respect to purchase of 58,285.71 tons of Zeolite	Incorporated by reference to Exhibit “1” to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998
10.3	Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of January 1, 1998 by and between UNICORP, Inc. and AZ Capital, Inc.	Incorporated by reference to Exhibit “2” to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998
10.4
Agreement and Plan of Reorganization dated March 1, 1999 by and between UNICORP, Inc., The Auto Axzpt.com Group, Inc. and R. Noel Rodriguez with respect to the exchange of all of ‘the shares owned by the shareholders in The Auto Axzpt.com, Inc. for shares of UNICORP, Inc.
Incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999
10.5	Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed April 16, 2002
10.6	July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002
10.7	Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004
10.8	2004 Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004 *
10.9	Employment Agreement with Kevan Casey	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 26,2007 *
10.10	Employment Agreement with Carl A. Chase	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 26, 2007 *
10.11	Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.12	Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.13	Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.14	Assignment and Bill of Sale effective August 1, 2005 between Affiliated Holdings, Inc. and Walter Johnson	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.15	Participation Letter Agreement dated June 2, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.16	Participation Letter Agreement dated July 21, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.17	Farmout Agreement dated April 12, 2005 between Affiliated Holdings, Inc. and La Mesa Partners, L.C.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Registrant’s Form KSB filed on April 15, 2005
21.1	Subsidiaries of Registrant	Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004
23.1	Consent of Thomas Leger & Co. L.L.P.	Provided herewith
23.2	Consent of Hite, McNichol & Associates	Provided herewith
31.1	Certification of Kevan Casey	Provided herewith
31.2	Certification of Carl A. Chase	Provided herewith
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey	Provided herewith
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase	Provided herewith

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

Date: March 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature    Title       Date

/s/ Kevan Casey       Chief Executive Officer and     March 23, 2007
Kevan Casey                Chairman of the Board

/s/ Carl A. Chase       Principal Financial and    March 23, 2007
Carl A. Chase                 Accounting Officer and Director

EXHIBITS

	DESCRIPTION	LOCATION
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form S-2 dated Octoberl3, 1981
3.2	Certificate of Amendment to Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997 dated March 6, 1998
3.3	Bylaws, as amended January 20, 1998, of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997, dated March 6, 1998
10.1
Agreement and Plan of Reorganization dated December 15, 1997 by and between UNICORP, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire Group, Inc. for an amount of shares of UNICORP, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock
Incorporated by reference to Exhibit “1” to Registrant’s Form 8-K dated February 13, 1998 and filed February 18, 1998
10.2	Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between UNICORP, Inc. and Equitable Assets Incorporated with respect to purchase of 58,285.71 tons of Zeolite	Incorporated by reference to Exhibit “1” to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998
10.3	Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of January 1, 1998 by and between UNICORP, Inc. and AZ Capital, Inc.	Incorporated by reference to Exhibit “2” to Registrant’s Form 8-K dated March 1, 1998 and filed April 9, 1998
10.4
Agreement and Plan of Reorganization dated March 1, 1999 by and between UNICORP, Inc., The Auto Axzpt.com Group, Inc. and R. Noel Rodriguez with respect to the exchange of all of ‘the shares owned by the shareholders in The Auto Axzpt.com, Inc. for shares of UNICORP, Inc.
Incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999
10.5	Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed April 16, 2002
10.6	July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002
10.7	Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004
10.8	2004 Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004 *
10.9	Employment Agreement with Kevan Casey	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 26,2007 *
10.10	Employment Agreement with Carl A. Chase	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 26, 2007 *
10.11	Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.12	Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.13	Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.14	Assignment and Bill of Sale effective August 1, 2005 between Affiliated Holdings, Inc. and Walter Johnson	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.15	Participation Letter Agreement dated June 2, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.16	Participation Letter Agreement dated July 21, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.17	Farmout Agreement dated April 12, 2005 between Affiliated Holdings, Inc. and La Mesa Partners, L.C.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Registrant’s Form KSB filed on April 15, 2005
21.1	Subsidiaries of Registrant	Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004
23.1	Consent of Thomas Leger & Co. L.L.P.	Provided herewith
23.2	Consent of Hite, McNichol & Associates	Provided herewith
31.1	Certification of Kevan Casey	Provided herewith
31.2	Certification of Carl A. Chase	Provided herewith
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey	Provided herewith
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase	Provided herewith

* Indicates management contract or compensatory plan or arrangement.