Form 10KSB/A
period 2006-12-31
UNICORP INC /NEW
filed 2007-04-05
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
FIRST AMENDMENT

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 4, 2007, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $10,117,369.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant’s common stock outstanding as of April 4, 2007, was 98,253,593 shares.

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
INDEX TO FORM 10-KSB/A
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

PART I

EXPLANATORY NOTE

This Amendment No. 1 to Unicorp’s Annual Report on Form 10-KSB (“Form 10-KSB/A-1”) for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on March 23, 2007 (the “Original Filing”) reflects, among other things, a restatement of the Financial Statements of Unicorp, Inc. as discussed in Note 2 to the Financial Statements.

This Form 10-KSB/A-1 amends and restates Items 6, 7 and 8A of the Original Filing and the Company has revised the language in certain of these Items from the Original Filing to reflect the restatement of Unicorp’s Financial Statements. As explained in Note 2 of the Company’s Financial Statements for the year ended December 31, 2006, Unicorp has restated its Financial Statements to correct an accounting error in the calculation of depletion of its oil and gas properties. This change was required to reflect the addition of proved undeveloped reserves and future development costs to the depletion calculation. Item 6 was amended to reflect the reduction in depletion expense of the Company’s oil and gas properties, increase in gross profit, reduction in net loss and reduction in non-cash charges. Item 7 reflects the Company’s restated Financial Statements. Item 8A discusses the Company’s disclosure controls and procedures, weaknesses identified and steps to improve the Company’s control over financial reporting.

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

As of December 31, 2006, the Company has a working capital balance of approximately $2,000,000 and as of the date of this report has access to approximately $3,180,000 from its Equity Distribution Agreement. These funds along with cash flow from operations are not sufficient to fund all the projects the Company intends to participate in during fiscal 2007. In order to participate in the projects available to it, the Company will be required to raise additional funding, either through debt and/or equity financings and there can be no assurance that the Company will be successful in raising such financing. The failure to raise such financing will require the Company to scale back or curtail operations.

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

Holders of Common Stock

As of April 4, 2007, the Company had approximately 1,012 shareholders of its common stock which does not include shareholders which own its common stock in street name and 98,253,593 shares of its common stock were issued and outstanding.

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

Depletion expense was $335,222 which was an increase of $88,811 over the prior year period of $246,411. The Company follows the full cost method of accounting for its oil and gas properties. As the oil and gas properties are evaluated, they are transferred to the full cost pool, either as successful with associated oil and gas reserves, or as unsuccessful with no oil and gas reserves. During the year ended December 31, 2006, the Company transferred the costs of its two discoveries, the Lejuene Well No. 1 and the Lee Walley Estate Well No. 1 to the full cost pool with estimated net proved producing and proved undeveloped reserves of 144,595 barrels of oil equivalent. In addition, the Company transferred the costs of its non-productive Kentucky and Melville prospect to the full cost pool. Based upon these transfers, the depletion rate per barrel of oil sold decreased from $61.15 per barrel for the year ended December 31, 2005, to $22.09 per barrel for the year ended December 31, 2006. The Company believes that with continued success its depletion rate per barrel of oil sold will improve over the current level.

Gross Profit (Loss)

For the year ended December 31, 2006, the Company experienced gross profit from oil and gas operations of $352,917 compared to a gross loss of $119,754 for the 2005 period. The Company has experienced a significant increase in revenue due to a full year of sales from its Abbeville Field and the successful completion of the Lejuene Well No.1 and Lee Walley Estate Well No. 1. As discussed above, the Company experienced a significant reduction in its depletion rate for the 2006 period which increased the Company’s gross profit. Based upon its 2006 discoveries at its North Edna and Walley prospects and its recent discovery at its South Creole prospect, the Company believes its revenue and gross profit will continue to increase.

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

Net Loss

Unicorp recorded a net loss for the year ended December 31, 2006, of $3,310,279, or $0.04 per share (basic and diluted), and a net loss of $2,749,011 or $0.03 per share (basic and diluted), for the year ended December 31, 2005. The primary reason for these significant net losses is the cost associated with the start-up of the Company’s operations, the Company’s investor relations program, the fair value of employee stock options and an impairment charge for certain oil and gas properties.

Liquidity and Capital Resources

As of December 31, 2006, the Company has a working capital balance of $2,000,000 and as of the date of this report has access to approximately $3,180,000 from its Equity Distribution Agreement. These funds along with cash flow from operations are not sufficient to fund all the projects the Company intends to participate in during fiscal 2007. In order to participate in the projects available to it, the Company will be required to raise additional funding, either through debt and/or equity financings and there can be no assurance that the Company will be successful in raising such financing. The failure to raise such financing will require the Company to scale back or curtail operations. As of December 31, 2006, the Company had convertible long-term debt in the principal amount of $75,000, excluding beneficial conversion discounts.

Net cash used in operating activities for the twelve months ended December 31, 2006, was $3,169,149. The Company recorded a net loss of $3,310,279 which was partially offset by non-cash charges totaling $1,739,546 and an increase in the Company’s drilling contract liability and accounts payable of $535,000 and $52,220, respectively. The non-cash charges were primarily composed of depletion and impairment of oil and gas properties, expenses associated with the issuance of common stock for services and stock options issued to employees under the fair value method. In addition, the Company experienced an increase in (1) accounts receivable of $371,180 associated with the sale of crude oil from its Abbeville Field, Lejuene Well No. 1 and Lee Walley Estate Well No. 1, billings to the Company’s joint interest partners, and a billing to the operator of the St. Martinville prospect for control of well insurance, (2) a pre-payment in the amount of $246,651 pursuant to the Company’s drilling rig contract; (3) an increase in deferred offering costs of $46,318 associated with the Company’s Equity Distribution Agreement (4) an increase in prepaid expenses of $1,464,413 primarily associated with prepaid drilling costs for the Company’s St. Martinville and South Creole prospects and control of well insurance; and (5) decreases in accrued liabilities of $57,074.

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

On September 8, 2006, the Company filed a new registration statement registering 10,000,000 shares of Unicorp common stock to be issued to Cornell in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 not received under the initial registration statement. This registration statement was declared effective by the SEC on October 23, 2006, and pursuant to this registration statement, as of the date of this report the Company has issued 7,288,753 shares of its common stock to Cornell and has received net proceeds of $2,482,000. The Company currently has available to it under the Equity Distribution Agreement, $3,180,000 through the issuance of 2,711,247 shares of common stock.

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

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

/s/ Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.

March 20, 2007, except Note 2, as to which the date is April 2, 2007
Houston, Texas

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS	(Restated)
Current assets:
Cash and cash equivalents	$417,884	$287,446
Oil and gas receivable	355,456	41,952
Accounts receivable - other	57,676	--
Note and interest receivable - related party	207,989	--
Deferred offering costs	--	363,940
Prepaid drilling contract	246,651	--
Prepaid expenses	1,743,011	228,598
Total current assets	3,028,667	921,936
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	3,426,811	1,179,478
Unevaluated costs	1,697,644	677,195
Other fixed assets	230,306	11,424
Accumulated depletion, impairment and depreciation	(1,741,586)	(761,872)
Property and equipment, net	3,613,175	1,106,225
Other assets	25,914	5,000
Total assets	$6,667,756	$2,033,161

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$482,071	$459,851
Notes payable - related parties	--	367,000
Drilling contract liability	535,000	--
Accrued liabilities	11,596	68,670
Total current liabilities	1,028,667	895,521
Long-term note payable, net of discount	69,375	--
Commitments and contingencies (Note 12)	--	--
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 94,516,142 and 83,324,467 issued and outstanding at
December 31, 2006 and 2005, respectively	94,516	83,324
Treasury stock, at cost; 1,500,000 shares	(120,000)	--
Additional paid-in capital	18,748,639	10,897,478
Accumulated deficit	(13,153,441)	(9,843,162)
Total shareholders’ equity	5,569,714	1,137,640
Total liabilities and shareholders' equity	$6,667,756	$2,033,161

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(Restated)
Revenue	$924,498	$242,165

Operating costs:
Oil and gas production costs	236,359	115,508
Depletion expense	335,222	246,411
Total operating costs	571,581	361,919
Gross profit (loss)	352,917	(119,754)

Operating expenses:
Office administration	173,405	24,969
Payroll expenses	633,804	168,276
Investor relations	967,120	740,111
Professional services	269,106	381,879
Drilling rig contract	292,384	--
Employee stock option expense	546,342	720,000
Impairment of oil and gas properties	612,486	515,461
Depreciation	32,006	--
Other general and administrative expenses	127,493	63,872
Total operating expenses	3,654,146	2,614,568

Other income (expense):
Interest and other income	20,763	38,800
Interest expense:
Related parties	(3,525)	(53,489)
Other	(26,288)	--
Total other	(9,050)	(14,689)

Net loss	$(3,310,279)	$(2,749,011)

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	88,429,620	82,363,326

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
JANUARY 1, 2005 TO DECEMBER 31, 2006

				Additional	Stock		Total
	Common Stock		Treasury	Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Stock	Capital	Receivable	Deficit	Equity

Balances, January 1, 2005	82,127,034	$82,127	$--	$8,993,238	$(24,000)	$(7,094,151)	$1,957,214
Collection of stock subscription receivable	--	--	--	--	24,000	--	24,000
Stock issued for erroneous certificate	1,250	1	--	(1)	--	--	--
Stock issued for payment of accounts payable	92,190	92	--	129,908	--	--	130,000
Stock issued for services	100,000	100	--	82,330	--	--	82,430
Stock options issued for services	--	--	--	25,000	--	--	25,000
Intrinsic value of employee stock options	--	--	--	720,000	--	--	720,000
Exercise of stock options	215,500	216	--	254,433	--	--	254,649
Stock issued for financing	333,333	333	--	309,667	--	--	310,000
Stock issued for acquisition	38,462	38	--	49,962	--	--	50,000
Stock issued for conversion of related party debt	416,698	417	--	332,941	--	--	333,358
Net loss	--	--	--	--	--	(2,749,011)	(2,749,011)
Balances, December 31, 2005	83,324,467	83,324	--	10,897,478	--	(9,843,162)	1,137,640
Stock issued for financing	24,000	24	--	13,896	--	--	13,920
Beneficial conversion feature of note payable	--	--	--	22,500	--	--	22,500
Stock and stock options issued for services	102,098	102	--	222,432	--	--	222,534
Employee stock options	--	--	--	565,406	--	--	565,406
Stock issued for payment of accounts payable	37,788	38	--	29,962	--	--	30,000
Exercise of stock options	1,486,000	1,486	--	1,951,765	--	--	1,953,251
Purchase of treasury stock	--	--	(120,000)	--	--	--	(120,000)
Stock issued for cash, net of offering costs	9,541,789	9,542	--	5,045,200	--	--	5,054,742
Net loss	--	--	--	--	--	(3,310,279)	(3,310,279)
Balances, December 31, 2006 (Restated)	94,516,142	$94,516	$(120,000)	$18,748,639	$--	$(13,153,441)	$5,569,714

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:	(Restated)
Net loss	$(3,310,279)	$(2,749,011)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and depreciation	367,228	246,411
Impairment of oil and gas properties	612,486	515,461
Stock and stock options issued for services	172,534	261,492
Stock issued for loan commitment	13,920	--
Stock option expense	565,406	720,000
Amortization of debt discounts	16,875	--
Non-cash investment income	(8,903)	1,426
Changes in assets and liabilities:
Accounts receivable	(371,180)	(41,952)
Prepaid drilling contract	(246,651)	--
Deferred offering costs	(46,318)	(53,940)
Prepaid expenses	(1,464,413)	(271,028)
Accounts payable	52,220	557,709
Drilling contract liability	535,000	--
Accrued liabilities	(57,074)	93,479
Net cash used in operating activities	(3,169,149)	(719,953)
Cash flows from investing activities:
Purchase of certificate of deposit	(25,000)	--
Maturity of certificate of deposit	--	1,000,000
Investment in oil and gas properties and other fixed assets	(3,411,664)	(1,176,574)
Note receivable - related party	(200,000)	--
Deposits	5,000	--
Net cash used in investing activities	(3,631,664)	(176,574)
Cash flows from financing activities:
Proceeds from notes payable - related parties and other	100,000	175,000
Repayments of notes payable - related parties and other	(467,000)	(88,000)
Stock issued for cash	5,465,000	--
Exercise of stock options	1,953,251	254,649
Collection of stock subscription receivable	--	24,000
Purchase of treasury stock	(120,000)	--
Net cash provided by financing activities	6,931,251	365,649
Net increase (decrease) in cash	130,438	(530,878)
Cash and cash equivalents, beginning of year	287,446	818,324
Cash and cash equivalents, end of year	$417,884	$287,446

See accompanying notes to audited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(Continued)

	2006	2005
	(Restated)
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

Note 2.  Restatement

On April 2, 2007, the Company became aware of an error that had resulted in the misstatement of previously reported depletion expense. On April 2, 2007, management and the Board of Directors concluded that the Company would amend its previously filed Form 10-KSB for the year ended December 31, 2006, to correct its reported depletion expense. This change was required to reflect the addition of proved undeveloped reserves and future development costs to the depletion calculation. Accordingly, the Company’s consolidated financial statements for the year ended December 31, 2006 in the Company’s original filing should no longer be relied upon.

Management and the Company’s Board of Directors also discussed these matters with its independent registered public accountants.

The following table sets forth the effects of the restatements made to correct the error in the Company’s original filing Form 10-KSB as filed with the SEC on March 23, 2007.

	For the Year Ended December 31, 2006
	Restated	Previously
		Reported
Consolidated Statements of Operations:
Depletion expense	335,222	565,504
Total operating costs	571,581	801,863
Gross profit	352,917	122,635
Net loss	$(3,310,279)	$(3,540,561)

Consolidated Balance Sheets:
Accumulated depletion, impairment and depreciation	(1,741,586)	(1,971,868)
Property and equipment, net	3,613,175	3,382,893
Total assets	$6,667,756	$6,437,474
Accumulated deficit	(13,153,441)	(13,383,723)
Total shareholders’ equity	5,569,714	5,339,432
Total liabilities and shareholders’ equity	$6,667,756	$6,437,474

The restatement also resulted in changes to the Consolidated Statements of Shareholders’ Equity and Cash Flows only to the extent of a change in the net loss and depletion expense.

Note 3.    Significant Accounting Policies

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

Note 5.  Note Receivable - Related Party

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

Note 6.  Deferred Offering Costs

Deferred offering costs are comprised of the following at December 31, 2005:

2005
Commitment fee - Cornell Capital Partners	$300,000
Placement agent fee- Monitor Capital, Inc.	10,000
Legal fees	53,940
$363,940

The Company’s registration statement was declared effective by the SEC on February 14, 2006, and the Company charged the deferred financing costs to additional paid-in capital.

Note 7.  Prepaid Drilling Contract

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

Note 8.  Prepaid Expenses

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

Note 9.  Property and Equipment

Property and equipment includes the following:

	As of December 31,
	2006	2005
Oil and gas properties:
Subject to depletion	$3,426,811	$1,179,478
Unevaluated costs	1,697,644	677,195
Impairment	(1,127,947)	(515,461)
Accumulated depletion	(581,633)	(246,411)
Net oil and gas properties	3,414,875	1,094,801
Other fixed assets	230,306	11,424
Accumulated depreciation	(32,006)	--
Net property and equipment	$3,613,175	$1,106,225

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

Note 10.  Notes Payable

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

Note. 11. Accrued Liabilities

Accrued liabilities include the following:

	December 31,
	2006	2005
Accrued oil and gas production costs	$5,493	$12,513
Accrued interest on short-term debt	6,103	26,157
Accrued professional fees	--	30,000
	$11,596	$68,670

Note. 12. Commitments and Contingencies

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

Note 13.  Funding

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

On September 8, 2006, the Company filed a new registration statement registering 10,000,000 shares of Unicorp common stock to be issued to Cornell in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 not received under the initial registration statement. This registration statement was declared effective by the SEC on October 23, 2006, and as of December 31, 2006, pursuant to this registration statement, the Company has issued 3,801,302 shares of its common stock to Cornell and has received net proceeds of $1,422,500.,

Note `14. Common Stock

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

Note 15.  Stock Options

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

Note 16.  Related Party Transactions

          See Note 5 for a discussion of loans to an affiliated shareholder and Note 10 for a discussion of borrowings from the Company’s Chief Executive Officer and Chief Financial Officer.

Note 17.  Income Taxes

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

The following table sets forth a reconciliation of federal income tax for the years ended December 31, 2006 and 2005:

	2006	2005
Loss before income taxes	$ (3,310,279)	$ (2,749,011)

Income tax benefit computed at statutory rates	$(1,125,495)	$(934,664)
Valuation allowance	929,025	693,559
Permanent differences and non-deductibleexpenses	196,470	241,105
	$--	$--

Deferred income taxes consist of the following at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Net operating loss carry-forward	$2,524,468	$951,892
Valuation allowance	(1,747,002)	(817,977)
Deferred tax liabilities:
Book over tax depreciation, depletion and capitalized methods on oil and gas properties	(777,466)	(133,915)
	$--	$--

Note 18.  401(k) Plan

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

Note 19.  Supplemental Information (Unaudited)

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

    The capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation and accretion as of December 31, 2006 and 2005, were as follows:

2006
Proved properties	$3,426,811
Unevaluated properties	1,697,644
Accumulated DD&A	(1,709,580)
Net capitalized costs	$3,414,875

2005
Proved properties	$1,179,478
Unevaluated properties	677,195
Accumulated DD&A	(761,872)
Net capitalized costs	$1,094,801

Costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2006 and 2005, were as follows:

2006
Proved acreage	$278,499
Unproved acreage	487,220
Development costs	--
Exploration costs	2,502,063
Total	$3,267,782

2005
Proved acreage	$533,956
Unproved acreage	230,625
Development costs	--
Exploration costs	450,569
Total	$1,215,150

Results of operations from producing operations for the years ended December 31, 2006 and 2005 are set forth below:

2006
Crude oil sales	$924,498
Oil and gas production expense	236,359
Depletion expense	335,222
352,917
Income tax expense	--
Results from producing activities	$352,917

2005
Crude oil sales	$242,165
Oil and gas production expense	115,508
Depletion expense	246,411
(119,754)
Income tax expense	--
Results from producing activities	$(119,754)

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

Note 20.  Subsequent Events

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

In connection with the completion of its audit of, and the issuance of a report on March 20, 2007 and April 2, 2007 as to Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2006, Thomas Leger & Co., L.L.P. (“Leger”) identified deficiencies in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

On April 2, 2007, the Company’s independent registered public accounting firm identified an error that had resulted in the misstatement of previously reported depletion expense. On April 2, 2007, management and the Board of Directors concluded that the Company would amend its previously filed Form 10-KSB for the year ended December 31, 2006, to correct its reported depletion expense.

As of April 2, 2007 (the date the Annual Report on Form 10-KSB was filed), the Company had begun to take and implement the following remediation steps to remedy the material weaknesses identified by its auditors (as enumerated above in (i) and enhance the internal control over financial reporting:

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

As of April 2, 2007, there were no other material weaknesses identified other than the weaknesses identified and described above. The Company has implemented (i) and (ii) as described above and continues to monitor the effectiveness of these controls and procedures to ensure full compliance with these measures.

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

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature    Title       Date

/s/ Kevan Casey       Chief Executive Officer and     April 2, 2007
Kevan Casey                Chairman of the Board

/s/ Carl A. Chase       Principal Financial and    April 2, 2007
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