Form 10KSB/A
period 2006-12-31
UNICORP INC /NEW
filed 2007-04-30
CIK 354507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A (SECOND AMENDMENT)

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2005, were $924,498.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 28, 2006, based upon the average bid and asked price as of such date, was $6,450,957.

The Registrant’s common stock outstanding as of April 27, 2007, was 99,001,456 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None

        Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

UNICORP, INC.
FORM 10-KSB/A (SECOND AMENDMENT)

Unicorp, Inc., a Nevada corporation, hereby amends Items 9, 10, 11, 12, 13, and 14 of its Annual Report on Form 10-KSB/A (First Amendment) for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 5, 2007, to add the additional information contained herein.

PART III

ITEM 9. DIRECTORS, EXECUTIVER OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information is provided with respect to the Company’s executive officers as of April 27, 2007:

Name	Age	Position(s)
Kevan Casey	35	Director, Chairman of the Board, President and Chief Executive Officer
Carl A. Chase	57	Director, Chief Financial Officer, Secretary and Treasurer

Kevan Casey has served as Chief Executive Officer and Director since July 2004. From April 2003 until December 2005, Mr. Casey was chairman of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure listed on the American Stock Exchange. Mr. Casey and Mr. Tommy Allen founded NetView Technologies, Inc. in December 2001 and Mr. Casey served as its president from its inception.  NetView was acquired by eLinear, Inc. in April 2003. In 1998, Mr. Casey founded United Computing Group and United Consulting Group, a value-added retailer and an information technology consulting firm, where he served as president and chief executive officer. In December 1999, United Computing Group and United Consulting Group were acquired by C1earWorks.net, Inc., and Mr. Casey continued as president of the companies until December 2001.  In September 2006, eLinear filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, seeking relief under Chapter 7 of the United States Code.

Carl A. Chase has served as Secretary and Treasurer since July 2004 and Executive Vice President, CFO and Director since August 2004. From August 2000 to May 2006, Mr. Chase served as both a consultant and senior vice president to Rockport Healthcare Group, Inc., a preferred provider organization for work-related injuries and illnesses, which is listed on the OTC-BB. From August 1999 to May 2000, Mr. Chase was chief financial officer of ClearWorks.net, Inc. From December 1992 to August 1999 Mr. Chase also served as chief financial officer of Bannon Energy Incorporated, a private independent oil and gas company where his primary responsibilities included acquisitions, financing and accounting and administration. Upon his graduation from the University of Oklahoma in 1975 with a Bachelor of Accountancy degree, Mr. Chase held various financial and administrative positions with Amoco Production Company (now BP), Union Pacific Resources Corporation (now Anadarko) and various other independent oil and gas companies. From April 2003 until September 2006, Mr. Chase served as a director of eLinear, Inc., an integrated technology solutions provider of security, IP Telephony and network and storage solutions infrastructure and from December 2005 until September 2006, Mr. Chase served as chairman. In September 2006, eLinear filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, seeking relief under Chapter 7 of the United States Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements during the last fiscal year except for Mr. Chase filed a Form 4 for the issuance of stock options on March 30, 2007 which Form 4 was due on January 4, 2007.

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

Committees of the Board and Attendance

The Company currently has no audit, compensation or nomination committees, so the Board of Directors serves such functions. Our Board of Directors has determined Mr. Chase is a non-independent audit committee financial expert. The Board of Directors held three board meetings during the last fiscal year of which all directors attended all meetings.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during the last fiscal year ended December 31, 2006, by the Company’s named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Total ($)
Kevan Casey	2006	96,000	84,500	(1)	-	141,075		321,575
	2005	86,000	73,500	(2)	-	480,000		639,500
Carl A. Chase	2006	92,000	13,000	(3)	-	70,526		175,526
	2005	5,996	3,974	(4)	-	240,000		249,970
Arthur B. Ley (5)	2006	172,500	31,500		100,000	771,937	(6)	1,075,937

(1)	Includes $18,000 for a $1,500 per month auto and home allowance and $66,500 cash bonus.
(2)
Includes $18,000 for a $1,500 per month auto and home allowance, $27,500 cash bonus and $28,000 which the Company contributed to a 401(k) plan. Mr. Casey forgave $17,000 of salary and bonus due him in fiscal 2005.

(3)	Includes $3,000 for a $750 per month auto allowance and $10,000 cash bonus.
(4)	Includes $1,974 which the Company contributed to a 401(k) plan and $2,000 cash bonus.
(5)	Mr. Ley became an employee of the Company on February 1, 2006.
(6)
Includes $16,500 for a $1,500 per month auto and home allowance and $15,000 cash bonus. Option awards value includes only 450,000 stock options of a total of 700,000 stock options awarded to Mr. Ley. Does not include 250,000 stock options which management did not believe the performance conditions would be met in order to earn.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Provide the information specified in the following table for unexercised, stock that has not vested, and outstanding equity incentive plans awards granted:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
Kevan Casey	225,000	--	--	1.00	1/1/2010	--	--	--	--
	240,000	--	--	0.60	1/1/2011	--	--	--	--
Carl A. Chase	120,000	--	--	1.00	1/1/2010	--	--	--	--
	120,000	--	--	0.60	1/1/2011	--	--	--	--
	120,000	--	--	0.38	1/1/2012	--	--	--	--
Arthur Ley (1)	--	450,000	250,000	0.05	2/1/2010	--	--	--	--

    (1) Vesting of Mr. Ley’s options are as follows: 200,000 on February 1, 2007; 250,000 on February 1, 2008; and 250,000 based upon achieving certain revenue and gross profit goals during 2006.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

On January 1, 2006, Unicorp and Mr. Casey entered into an employment agreement where the Company agreed to employ Mr. Casey as its Chief Executive Officer, commencing on January 1, 2006 and terminating on December 31, 2007. This agreement was amended effective January 15, 2007. Under his employment agreement, Mr. Casey has the right to terminate his employment agreement at any time and for no stated reason. The Company may terminate his employment agreement only upon Mr. Casey’s disability, death or with cause. The employment agreement entitles Mr. Casey to a monthly base salary of $16,000 and the ability to earn a bonus of up to 100% of his base salary by meeting or exceeding certain operating income goals.

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

If Mr. Casey’s employment is terminated without cause, he shall receive $192,000 payable in twelve monthly installments, all unreimbursed expenses, and any bonus earned as of his termination date. Mr. Casey’s employment agreement contains confidentiality provisions consistent with his fiduciary duty obligations owed to Unicorp.

On January 1, 2006, Unicorp and Mr. Chase entered into an employment agreement where the Company agreed to employ Mr. Chase as its Chief Financial Officer, commencing on January 1, 2006 and terminating on December 31, 2007. This agreement was amended effective January 15, 2006. Under his employment agreement, Mr. Chase has the right to terminate his employment agreement at any time and for no stated reason. The Company may terminate his employment agreement only upon Mr. Chase’s disability, death or with cause. The amended employment agreement entitles Mr. Chase to a monthly base salary of $9,000.

Under the employment agreement, Mr. Chase received a non-qualified five-year option to purchase 120,000 shares of the Company’s common stock at an exercise price of $1.00 per share which option vested on January 1, 2005. On January 1, 2006, Mr. Chase received a non-qualified five-year option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.60 per share, which option vested on January 1, 2006. On January 15, 2007, Mr. Chase received a non-qualified five-year option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.38 per share, which option vested on January 15, 2007.  The employment agreement also provides for a car allowance.

If Mr. Chase’s employment is terminated without cause, he shall receive $108,000 payable in twelve monthly installments, all unreimbursed expenses, and any bonus earned as of his termination date. Mr. Chase’s employment agreement contains confidentiality provisions consistent with his fiduciary duty obligations owed to Unicorp.

Effective February 15, 2007, Mr. Ley resigned his position as Chief Operating Officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 27, 2007, the Company had 99,001,456 shares of common stock issued and outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common	KM Casey No.1 Ltd.	49,331,501 (2)	49.6%
	5075 Westheimer, Suite 975
	Houston, Texas 77056

Common	Tommy Allen	13,710,807	13.8%
	23510 Belle Vernon Dr.
	Spring, Texas 77389

Common	Trevor Ling	7,061,500	7.1%
	5050 Westheimer
	Houston, Texas 77056

	Total	70,103,808	70.5%

SECURITY OWNERSHIP OF MANAGEMENT
Title of Class	Name and Address of Beneficial Owner	Shares Owned Beneficially(1)	% of Class Owned

Common	Kevan Casey, CEO and Director	49,331,501 (2)	49.6%
	5075 Westheimer, Suite 975
	Houston, Texas 77056

Common	Carl A. Chase, CFO and Director	4,233,500 (3)	4.3%
	5075 Westheimer, Suite 975
	Houston, Texas 77056

	All Officers and Directors as a Group (2 people)	53,565,001	53.7%

_______________

(1)
Applicable percentage of ownership is based on 99,001,456 shares of common stock outstanding as of April 27, 2007, together with securities exercisable or convertible into shares of common stock within sixty (60) days of April 27, 2007, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 27, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and insider trading regulations - percentage computation is for form purposes only.

(2)
Mr. Kevan Casey exercises voting and dispositive power over all shares beneficially owned by KM Casey No. 1 LTD. Includes 225,000 non-qualified stock options exercisable at $1.00 per share and 240,000 non-qualified stock options exercisable at $0.60 per share, which options expire January 1, 2010 and 2011, respectively. Also includes 15,000 shares owned directly by Mr. Casey, which shares were obtained through the exercise of stock options during fiscal 2005.

(3)
Includes 120,000 non-qualified stock options exercisable at $1.00 per share, 120,000 non-qualified stock options exercisable at $0.60 per share and 120,000 non-qualified stock options exercisable at $0.38 per share, which options expire January 1, 2010, 2011 and 2012, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note Receivable

On May 3, 2006, the Company entered into a loan agreement with Mr. Tommy Allen, a shareholder, whereby the Company loaned Mr. Allen $200,000 at an interest rate of six percent (6%) and due May 3, 2007, provided however, that on and after August 3, 2006, the Company may accelerate the maturity in its sole discretion to a date no earlier than twenty (20) business days after giving Mr. Allen notice. The note was initially secured with 19,690,000 shares of Unicorp common stock pursuant to a security agreement dated May 3, 2006. Effective July 27, 2006, the Company purchased 1,500,000 shares of Mr. Allen’s Unicorp common stock for $120,000 ($0.08 per share) and amended the security agreement to reduce the number of common shares as security from 19,690,000 to 18,190,000. Effective March 30, 2007, the Company retired the note and accrued interest through the purchase of 4,689,193 shares of common stock for $211,014 ($0.045 per share). The 6,189,193 shares acquired from Mr. Allen are being held as treasury stock.

Notes Payable

During December 2005, three shareholders converted $300,000 principal amount and accrued interest of $33,358 into 416,698 shares of the Company’s common stock. The Company’s Chief Executive Officer and Chief Financial Officer verbally agreed to extend the maturity dates of their notes to June 30, 2006, which notes and accrued interest were subsequently paid in cash during March 2006.

The convertible notes payable to related parties at December 31, 2005 were as follows:

Note due to an officer of the Company at an annual interest rate of 10%, due November 18, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	$167,000
Note due to an officer of the Company at an annual interest rate of 10%, due November 23, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	10,000
Note due to an officer of the Company at an annual interest rate of 10%, due December 13, 2005 and convertible into Company common stock at $0.80 per share, which was verbally extended to June 30, 2006	15,000
Total notes payable	$192,000

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

On October 30, 2006, the Company borrowed $20,000 from K.M. Casey Trust No.1, of which Mr. Casey is the general partner, at 8% per annum. During December 2006, the Company repaid the principal amount of $20,000 and interest of $276.

ITEM 13. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form S-2 dated October l3, 1981
3.2	Certificate of Amendment to Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997 dated March 6, 1998
3.3	Bylaws, as amended January 20, 1998, of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997, dated March 6, 1998
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
Incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999
10.5	Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed April 16, 2002
10.6	July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002
10.7	Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004
10.8	2004 Stock Option Plan *	Incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004
10.9	Employment Agreement with Kevan Casey *	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 26, 2007
10.10	Employment Agreement with Carl A. Chase *	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 26, 2007
10.11	Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.12	Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.13	Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.14	Assignment and Bill of Sale effective August 1, 2005 between Affiliated Holdings, Inc. and Walter Johnson	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.15	Participation Letter Agreement dated June 2, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.16	Participation Letter Agreement dated July 21, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.17	Farmout Agreement dated April 12, 2005 between Affiliated Holdings, Inc. and La Mesa Partners, L.C.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.18	Termination Agreement dated February 15, 2007, between Unicorp and Arthur B. Ley	Incorporated by reference as an exhibit to the Company’s Form 8-K filed on February 20, 2007
10.19	Consulting Agreement dated February 15, 2007, between Unicorp and Arthur B. Ley	Incorporated by reference as an exhibit to the Company’s Form 8-K filed on February 20, 2007
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Registrant’s Form KSB filed on April 15, 2005
21.1	Subsidiaries of Registrant	Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004
31.1	Certification of Kevan Casey	Provided herewith
31.2	Certification of Carl A. Chase	Provided herewith
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey	Provided herewith
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase	Provided herewith

* Indicates management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Thomas Leger & Co., L.L.P. (“Leger”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2005, and for the reviews of the financial statements included in its quarterly reports on Form 10-QSB for those fiscal years were $68,153 and $41,055, respectively. The aggregate fees billed by Leger for its review of the Company’s Forms SB-2 for the fiscal years ended December 31, 2006 and 2005, were $12,567 and $16,270, respectively.

Audit-Related Fees

Leger did not render any audit-related fees, which represent fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees.

Tax Fees

The aggregate fees billed by Thomas Leger & Co., L.L.P. (“Leger”) for professional services rendered for the review of the Company’s federal tax return for the fiscal year ended December 31, 2004 were $657. Leger did not receive any fees for tax compliance, tax advice or tax planning from the Company during the fiscal year ended December 31, 2005.

All Other Fees

Other than the services described above under “Audit Fees” and “Tax Fees” for the fiscal years ended December , 2006 and 2005, Leger did not receive any other fees.

Audit Committee Pre-Approval Policies and Procedures

The 2006 and 2005 audit services provided by Leger were approved by the Company’s Board of Directors. The Company’s Board of Directors implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Board of Directors pre-approves both the type of services to be provided by the Company’s independent accountants and the estimated fees related to these services. During the approval process, the Board of Directors considers the impact of the types of services and related fees on the independence of the auditor. Throughout the year, the Board of Directors reviews revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature       Title           Date

 /s/ Kevan Casey   Chief Executive Officer          April 30, 2007
Kevan Casey           and Chairman

/s/ Carl A. Chase   Principal Financial and          April 30, 2007
Carl A. Chase          Accounting Officer and Director

INDEX TO EXHIBITS
EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form S-2 dated October l3, 1981
3.2	Certificate of Amendment to Articles of Incorporation of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997 dated March 6, 1998
3.3	Bylaws, as amended January 20, 1998, of Registrant	Incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1997, dated March 6, 1998
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
Incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999
10.5	Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed April 16, 2002
10.6	July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002
10.7	Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004
10.8	2004 Stock Option Plan *	Incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004
10.9	Employment Agreement with Kevan Casey *	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 26, 2007
10.10	Employment Agreement with Carl A. Chase *	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 26, 2007
10.11	Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.12	Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.13	Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.14	Assignment and Bill of Sale effective August 1, 2005 between Affiliated Holdings, Inc. and Walter Johnson	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.15	Participation Letter Agreement dated June 2, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.16	Participation Letter Agreement dated July 21, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.17	Farmout Agreement dated April 12, 2005 between Affiliated Holdings, Inc. and La Mesa Partners, L.C.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.18	Termination Agreement dated February 15, 2007, between Unicorp and Arthur B. Ley	Incorporated by reference as an exhibit to the Company’s Form 8-K filed on February 20, 2007
10.19	Consulting Agreement dated February 15, 2007, between Unicorp and Arthur B. Ley	Incorporated by reference as an exhibit to the Company’s Form 8-K filed on February 20, 2007
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Registrant’s Form KSB filed on April 15, 2005
21.1	Subsidiaries of Registrant	Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004
31.1	Certification of Kevan Casey	Provided herewith
31.2	Certification of Carl A. Chase	Provided herewith
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey	Provided herewith
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase	Provided herewith

* Indicates management contract or compensatory plan or arrangement.