Form 10QSB
period 2007-03-31
UNICORP INC /NEW
filed 2007-05-16
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(713) 402-6700
(Issuer’s telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [_]

As of May 15, 2007, there were outstanding 100,964,840 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

UNICORP, INC.
INDEX TO FORM 10-QSB
March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$44,210	$417,884
Oil and gas receivable	250,635	409,024
Drilling rig contract receivable	206,973	--
Accounts receivable - other	57,927	57,677
Note and interest receivable - related party	--	207,989
Prepaid drilling contract	--	246,651
Prepaid expenses	123,228	1,743,011
Total current assets	682,973	3,082,236
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	4,536,581	3,426,811
Unevaluated costs	3,215,894	1,697,644
Other fixed assets	234,314	230,306
Accumulated depletion, depreciation and impairment	(1,937,612)	(1,741,586)
Property and equipment, net	6,049,177	3,613,175
Other assets	26,185	25,914
Total assets	$6,758,335	$6,721,325
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$547,938	$482,071
Royalties payable	1,568	53,569
Note payable	75,000	--
Drilling contract liability	712,247	535,000
Accrued liabilities	86,718	11,596
Total current liabilities	1,423,471	1,082,236
Long-term note payable, net of discount	--	69,375
Commitments and contingencies (Note 11)		--
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 97,938,930 and 94,516,142 issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	97,939	94,516
Treasury stock, at cost; 6,189,193 and 1,500,000 shares at March 31, 2007 andDecember 31, 2006, respectively	(331,014)	(120,000)
Additional paid-in capital	20,225,264	18,748,639
Accumulated deficit	(14,657,325)	(13,153,441)
Total shareholders’ equity	5,334,864	5,569,714
Total liabilities and shareholders' equity	$6,758,335	$6,721,325

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue	$322,348	$130,150

Operating costs:
Oil and gas production costs	147,880	35,913
Depletion expense	184,933	96,397
Total operating costs	332,813	132,310
Gross loss	(10,465)	(2,160)

Operating expenses:
Office administration	59,226	31,255
Payroll and related	155,308	187,056
Investor relations	179,650	486,487
Professional services	181,763	83,875
Drilling rig contract	396,998	--
Employee stock option expense	459,813	275,930
Depreciation	11,093	--
Other	45,392	43,121
Total operating expenses	1,489,243	1,107,724

Other income (expense):
Interest income	3,298	159
Interest expense:
Related parties	--	(2,431)
Other	(7,474)	(4,581)
Total other	(4,176)	(6,853)
Net loss	$(1,503,884)	$(1,116,737)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	96,149,532	84,527,033

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,503,884)	$(1,116,737)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and depreciation	196,026	96,397
Stock and stock options issued for services	33,516	153,470
Stock issued for loan commitment	--	13,920
Stock option expense	459,813	275,930
Amortization of debt discounts	5,625	--
Non-cash investment income	(3,296)	(159)
Changes in assets and liabilities:
Accounts receivable	158,139	(16,857)
Prepaid drilling contract	958,898	--
Deferred offering costs	--	(21,719)
Prepaid expenses	(66,277)	176,561
Accounts payable	65,867	(272,903)
Royalties payable	(52,001)	--
Drilling contract liability	(741,975)	--
Accrued liabilities	75,122	(50,539)
Net cash used in operating activities	(414,427)	(762,636)
Cash flows from investing activities:
Purchase of certificate of deposit	--	(25,000)
Investment in oil and gas properties and other fixed assets	(929,247)	(644,984)
Net cash used in investing activities	(929,247)	(669,984)
Cash flows from financing activities:
Proceeds from notes payable - related parties and other	--	80,000
Repayment of notes payable - related parties and other	--	(447,000)
Stock issued for cash	965,000	853,000
Exercise of stock options	5,000	1,937,651
Net cash provided by financing activities	970,000	2,423,651
Net increase (decrease) in cash	(373,674)	991,031
Cash and cash equivalents, beginning of period	417,884	287,446
Cash and cash equivalents, end of period	$44,210	$1,278,477

Supplemental cash flow disclosures:
Interest paid	$--	$32,621
Taxes paid	$--	$--

Supplemental non-cash disclosures:
Stock issued for prepaid expenses	$16,719	$50,000
Stock issued for payment of accounts payable	$--	$30,000
Note issued for acquisition of leasehold interests	$--	$75,000
Purchase of treasury stock for note receivable - related party	$211,014	$--
Transfer to oil and gas properties from prepaid expenses	$1,702,780	$--

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Note 1.  Organization and Nature of Business

The accompanying unaudited financial statements of Unicorp, Inc. (the "Company" or "Unicorp") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB/A (First Amendment) for the year ended December 31, 2006.

Unicorp was originally incorporated in May 1981, in the State of Nevada under the name of Texoil, Inc. The Company is a natural resource company engaged in the exploration, exploitation, acquisition, development and production and sale of natural gas, crude oil and natural gas liquids from conventional reservoirs within the United States. Substantial portions of Unicorp’s operations are conducted in Louisiana, Mississippi and Texas.

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

As of March 31, 2007, Unicorp had three wholly-owned subsidiaries as follows:

•
Affiliated Holdings, Inc. (“AHI”) - This subsidiary was incorporated in the State of Texas on July 12, 2004, for the purpose of the acquisition and development of oil and natural gas properties. On July 29, 2004, AHI exchanged 100% of its common stock for approximately 99.2% of the common stock of Unicorp. AHI is the subsidiary from which the Company is conducting its oil and gas operations.

•
Marcap International, Inc. (“Marcap”) - This subsidiary was incorporated in Texas on August 23, 1984, as Whitsitt Oil Company to engage in oil and gas exploration and production activities in Ohio and Texas. Marcap was acquired by the Company in 1988 and the name, Whitsitt Oil Company, was changed to Martex Trading Co., Inc. and subsequently to Marcap. This subsidiary is a dormant subsidiary with no operations, no assets and no liabilities. The Company intends to dissolve this subsidiary.

•
Laissez-Faire Group, Inc. (“LFGI”) - This subsidiary was incorporated in Texas on August 16, 1996 and acquired by the Company on December 31, 1997. LFGI has not yet engaged in any significant business activities. This subsidiary is a dormant subsidiary with no operations, no assets and no liabilities. The Company intends to dissolve this subsidiary.

The Company has reclassified “Oil and gas receivable” and “Royalties payable” on its balance for the period ended December 31, 2006 to reflect its current presentation at March 31, 2007.

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

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company had no unvested options outstanding as of December 31, 2005, and consequently recorded no expense associated with unvested options during the three months ended March 31, 2006. During the quarter ended March 31, 2006, the Company issued 240,000 non-qualified stock options to its CEO and 120,000 non-qualified stock options to its CFO at an exercise price of $0.60 per share and immediately vested. The options were granted at the fair market value of the Company’s common stock on the date of grant. The Company used the Black-Scholes option pricing model and recorded $211,602 of expense in relation to these options. On February 1, 2006, the Company issued 700,000 non-qualified stock options to its COO, of which 450,000 would have vested over a two year period and 250,000 were based on performance conditions during the initial term of his employment agreement. The stock options were to expire four years from the date of grant and were exercisable at $0.05 per share. Management did not believe the performance conditions would be met and therefore did not accrue compensation expense related to the 250,000 stock options. For the 450,000 stock options which would have vested over a two year service period, the Company used the Black-Scholes option pricing model and determined the fair value of the stock options to be $771,937 which the Company began charging to expense over the two year vesting period. Since February 1, 2006 through March 31, 2007, the Company has recorded the entire fair value amount of $771,937 to expense in relation to these options. Effective February 15, 2007, the Company’s COO resigned his position and 600,000 of his 700,000 options were forfeited. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 204%, risk-free interest rate of 4.5%, and expected life of four years.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry-forwards. Accordingly, because the Company is not currently able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flow for the three month period ended March 31, 2007.

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of March 31, 2007, there were 1,042,000 non-qualified stock options outstanding at exercise prices ranging from $0.36 to $3.50 per share pursuant to the 2004 Plan and there were 2,579,607 shares available for issuance pursuant to the 2004 Plan. The 2004 Plan was approved by the shareholders on September 20, 2004.

During the three months ended March 31, 2007, the Company issued 120,000 stock options to its CFO in accordance with his employment agreement at an exercise price of $0.36 per share, the fair market value on the date of grant. The fair value of the option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 186%, risk-free interest rate of 4.5%, and expected life of five years. The Company recognized compensation expense of $41,680 in relation to these options.

At March 31, 2007, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.36 to $3.50 and 3 years and 1 month, respectively.

Note 3.  Accounts Receivable

Accounts receivable consists of the following:

	March 31, 2007	December 31, 2006
Accrued production receivable	$ 134,136	$ 288,312
Joint interest receivables	116,499	120,713
Drilling rig contract receivable	206,974	--
Due from joint interest property operator	57,426	57,426
Other	500	250
Allowance for bad debts	--	--
	$ 515,535	$ 466,701

Note 4.  Note Receivable - Related Party

On May 3, 2006, the Company entered into a loan agreement with Mr. Tommy Allen, a shareholder, whereby the Company loaned Mr. Allen $200,000 at an interest rate of six percent (6%) and due May 3, 2007, provided however, that on and after August 3, 2006, the Company may accelerate the maturity in its sole discretion to a date no earlier than twenty (20) business days after giving Mr. Allen notice. The note was initially secured with 19,690,000 shares of Unicorp common stock pursuant to a security agreement dated May 3, 2006. Effective July 27, 2006, the Company purchased 1,500,000 shares of Mr. Allen’s Unicorp common stock for $120,000 ($0.08 per share) and amended the security agreement to reduce the number of common shares as security from 19,690,000 to 18,190,000. On March 30, 2007, the Company retired the note and accrued interest through the purchase of 4,689,193 shares of Mr. Allen’s common stock at $0.045 per share for a total purchase price of $211,014. The 1,500,000 and 4,689,193 shares are being held as treasury stock.

Note 5.  Prepaid Drilling Contract

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

In August 2006, the Company entered into a rig sharing agreement with another company desiring to utilize the drilling rig the Company had under contract. In accordance with the rig sharing agreement, the Company and the other party to the agreement agreed to share on an alternating basis the drilling rig under contract with the Company. The other party would enter into its own drilling contract with the drilling company. The Company and the other party agreed to share the cost of moving the drilling rig from Oklahoma to Louisiana on a 50/50 basis. Once the drilling rig is moved to the initial well to be drilled by the other party, the Company has agreed to pay 50% of the rig mobilization fee to said location. The Company billed the other party $518,814 for its share of moving the rig from Oklahoma to Louisiana, which amount was collected during the fourth quarter of 2006 and the Company paid the other party $180,075 to move the drilling rig from the St. Martinville prospect to the other party’s location, which amount the Company charged to expense.

On December 13, 2006, the drilling rig was released from the North Laurel Ridge Prospect and began its move to the St. Martinville prospect. Per agreement, the operator was limited to a maximum of $200,000 for the cost of moving and rigging up the drilling rig on the St. Martinville prospect. The Company charged the excess amount of $216,923 to expense. During December 2006, the Company received $1,000,000 from the operator as a prepayment for the use of the rig, which amount was reduced to $535,000 as a result of the drilling contractor’s invoiced amount for the month of December 2006 and is represented on the balance sheet at December 31, 2006 as a drilling contract liability. As of March 31, 2007, the Company has fulfilled its obligation to the drilling contractor and has released the drilling rig.

Note 6.  Prepaid Expenses

Prepaid expenses consist of the following:

	March 31, 2007	December 31, 2006
Prepaid drilling costs	$1,194	$1,705,375
Prepaid legal fees	8,119	4,520
Prepaid insurance	45,315	33,116
Prepaid consulting	68,600	--
	$123,228	$1,743,011

At December 31, 2006, prepaid drilling costs were comprised of cash advances paid to the operators of the Company’s South Creole and St. Martinville prospects which represents the Company’s 28.33% and 33.33% working interest, respectively, of the dry hole costs of the initial well on each prospect. Drilling operations on each prospect began in January 2007 and the Company charged the prepaid drilling costs to oil and gas properties.

Note 7.  Property and Equipment

Property and equipment includes the following:

	March 31, 2007	December 31, 2006
Oil and gas properties:
Subject to depletion	$4,536,581	$3,426,811
Unevaluated costs	3,215,894	1,697,644
Impairment	(1,127,947)	(1,127,947)
Accumulated depletion	(766,566)	(581,633)
Net oil and gas properties	5,857,962	3,414,875
Other fixed assets	234,314	230,306
Accumulated depreciation	(43,099)	(32,006)
Property and equipment, net	$6,049,177	$3,613,175

Note 8.  Notes Payable

Convertible Notes

During March 2006, the Company issued $75,000 principal amount in the form of a two-year, 10% convertible unsecured note to La Mesa Partners, L.C. The note is due March 9, 2008 and the funds were used to pay for lease bonus costs on the Company’s Ohio and Logan County, Kentucky prospects. At the option of the note holder, the note is convertible into common stock of the Company at a conversion price of $1.00 per share anytime after March 9, 2007. Interest on the 10% convertible note is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the note was calculated based on a discount to the bid price on the date of funding. As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $22,500 discount on the note. The discount is being amortized over a twelve month period beginning April 1, 2006, and the Company has charged $22,500 to interest expense during the twelve month period ended March 31, 2007.

The convertible notes payable at March 31, 2007 and December 31, 2006, are as follows:

	March 31, 2007	December 31, 2006
Note due to La Mesa Partners, L.C. in the principal amount of $75,000, at an annual interest rate of 10%, due March 9, 2008 and convertible into Company common stock at $1.00 per share. The Company has recorded $22,500 as a beneficial conversion feature on this note and has amortized $22,500 during the twelve months ended March 31, 2007.	$75,000	$69,375
Total convertible notes payable	$75,000	$69,375

Note. 9.  Accrued Liabilities

Accrued liabilities include the following:

	March 31, 2007	December 31, 2006
Accrued oil and gas production costs	$75,016	$5,493
Accrued interest on short-term debt	7,952	6,103
Accrued 401-K contribution	3,750	--
	$86,718	$11,596

Note 10.  Royalties Payable

Royalties payable represents the amount due to the working interest owners in the Company’s Greene County, Mississippi property for the sale of oil. The Company records a receivable from the purchaser of the oil for 100% of the working interest sale of crude oil and an offsetting amount for the working interest owners’ share of production to be paid upon receipt of revenue from the purchaser. Royalties payable were $1,568 and $53,569 at March 31, 2007 and December 31, 2006, respectively.

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

Upon the execution of the Equity Distribution Agreement, Cornell received as a one-time commitment fee 322,222 shares of the Company’s common stock which was valued at $300,000 on the date of issuance. In connection with the Equity Distribution Agreement, the Company had also entered into a placement agent agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer. Upon execution of the placement agent agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 11,111 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of its shares on the date of issuance. The Company recorded the costs of these stock issuances and payments made for legal fees pursuant to this funding transaction as deferred offering costs on its balance sheet and charged the deferred financing costs to additional paid-in capital during the quarterly periods ended June 30 and March 31, 2006.

The Company filed an initial registration statement with the SEC registering 5,903,743 shares of Unicorp common stock which included Cornell’s 322,222 shares issued as a commitment fee and Monitor Capital’s 11,111 shares issued as a placement agent fee. The initial registration statement was declared effective by the SEC on February 14, 2006, and as of August 31, 2006, the Company had issued 5,569,058 shares of its common stock to Cornell and had received net proceeds of $3,982,500.

On September 8, 2006, the Company filed a new registration statement registering 10,000,000 shares of Unicorp common stock to be issued to Cornell in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 not received under the initial registration statement. This registration statement was declared effective by the SEC on October 23, 2006, and as March 31, 2007, the Company has issued 6,974,090 shares of its common stock to Cornell and has received net proceeds of $2,387,500.

Note `13. Common Stock

During the three months ended March 31, 2007, the Company issued 100,000 shares of its common stock to its former COO through the exercise of 100,000 stock options and received proceeds of $5,000 ($0.05 per share), 100,000 shares to an individual for legal services which it value at $33,035 ($0.33 per share), and 50,000 shares of its restricted common stock to an individual for consulting services valued at $17,200 ($0.344 per share). In addition, the Company issued 3,172,788 shares to Cornell and received net proceeds of $965,000.

Note 14.  Related Party Transactions

Notes Payable

See Note 4 for a discussion of loans to an affiliated shareholder.

Note 15. Subsequent Events

Oil and Gas Properties

During April 2007, the Company entered into a binding letter of intent to acquire a 100% working interest in the Welsh Field located in Jefferson Davis Parish, Louisiana. The Welsh Field has two wells currently producing approximately 45 barrels of oil per day, two salt water disposal wells and an additional eleven wells which are not producing. Upon closing of the purchase, the Company intends to immediately begin operations to repair the wells which are not producing due to mechanical problems and/or recomplete into new formations those wells identified to be recompleted. The purchase price is $1,300,000 (subject to adjustment) with $600,000 to be paid at closing and the remaining to be paid with 75% of the revenue received after severance taxes by the Company for a period of twelve months after closing. If the balance is not paid by the end of the twelve month period, then the balance due will be included in the twelfth month payment. It is anticipated closing will occur during June 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2007, and its results of operations for the three months ended March 31, 2007 and 2006, should be read in conjunction with the audited consolidated financial statements and notes included in Unicorp’s Form 10-KSB/A (First Amendment) for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Overview

Unicorp is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids from conventional reservoirs within the United States. A majority of the Company’s operations are in the states of Louisiana, Mississippi and Texas.

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

In August 2006, the Company entered into a rig sharing agreement with another company desiring to utilize the drilling rig the Company had under contract. In accordance with the rig sharing agreement, the Company and the other party to the agreement agreed to share on an alternating basis the drilling rig under contract with the Company. The other party would enter into its own drilling contract with the drilling company. The Company and the other party agreed to share the cost of moving the drilling rig from Oklahoma to Louisiana on a 50/50 basis. Once the drilling rig is moved to the initial well to be drilled by the other party, the Company has agreed to pay 50% of the rig mobilization fee to said location. The Company billed the other party $518,814 for its share of moving the rig from Oklahoma to Louisiana, which amount was collected during the fourth quarter of 2006 and the Company paid the other party $180,075 to move the drilling rig from the St. Martinville prospect to the other party’s location, which amount the Company charged to expense.

On December 13, 2006, the drilling rig was released from the North Laurel Ridge Prospect and began its move to the St. Martinville prospect. Per agreement, the operator was limited to a maximum of $200,000 for the cost of moving and rigging up the drilling rig on the St. Martinville prospect. The Company charged the excess amount of $216,923 to expense. During December 2006, the Company received $1,000,000 from the operator as a prepayment for the use of the rig, which amount was reduced to $535,000 as a result of the drilling contractor’s invoiced amount for the month of December 2006 and is represented on the balance sheet at December 31, 2006 as a drilling contract liability. As of March 31, 2007, the Company has fulfilled its obligation to the drilling contractor and has released the drilling rig.

Property and Equipment

Following is a description of the properties to which the Company is participating as of March 31, 2007, or intends to participate during fiscal 2007.

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

The Company is the designated operator of the field and has contracted with a contract operator to operate the field on its behalf. The Company intends to perform a full reservoir engineering analysis to determine if there are opportunities to expand production within the field and will utilize a 3-D seismic survey it acquired in the 2005 acquisition of an additional working interest to search for additional exploration and/or development prospects.

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

North Edna Field - Jefferson Davis Parish, Louisiana

Effective June 8, 2005, the Company obtained a 40% before payout working interest, 30% after payout working interest, in a prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana. The initial well was drilled to a total depth of approximately 8,800 feet and logged on March 29, 2006. The logs indicated approximately 10 feet of oil pay in the Nonion Struma section. The well was completed during the second quarter of 2006 and initially produced at approximately 120 barrels of oil per day beginning in August 2006 and as of the date of this report is producing approximately 110 barrels of oil per day. Two additional well locations have been identified on this fault block (one in the existing well bore). Drilling operations on the initial well of these two wells is scheduled to begin during the second fiscal quarter of 2007. The Company intends to drill a third well on an eastern prospect with possible significant reserve potential.

Clemens Dome Prospect - Brazoria County, Texas

Effective July 18, 2005, the Company entered into a letter agreement to obtain an 18.75% before casing point working interest and a 15% after casing point working interest in a prospect to drill a 14,500 foot test well in Brazoria County, Texas. The initial well will test the Frio formation and a subsequent well is planned to test the Lower Nod, Tex Miss and Vicksburg formations. The Company has paid the operator $84,750 for its proportionate reimbursement for land and geological and geophysical costs. During March 2006, the Company increased its working interest to 29.412% before casing point and 25% after casing point and agreed to pay an additional $107,000 for land and geological and geophysical costs for its increased working interest. It is anticipated drilling operations on the initial test well will begin during the third fiscal quarter of 2007.

Veltin Field Prospect - St. Landry Parish, Louisiana

The Company has participated with a 25% working interest in a re-entry of a well drilled by Getty Oil in the late 60’s in St. Landry Parish, Louisiana. The original target was the Cockfield II formation at a depth of approximately 11,000 feet which has been determined to be non-productive. The operator has received an offer to acquire approximately 3,238 acres of land and the well bore from 70% of the working interest owners for their actual investment in the prospect. The operator has received a $100,000 non-refundable deposit from the purchaser and it is now anticipated that the purchase will close during the third fiscal quarter of 2007. Should the purchase not close, the operator has recommended moving up the well bore and completing the well in the Frio formation.

Lake Alaska Prospect - Brazoria County, Texas

The Company has entered into an agreement to drill an approximate 9,000 foot well to test the Oligocene Frio trend in Brazoria County, Texas. The Company will be the designated operator of the project and will pay 33.33% of the drilling costs to casing point to earn a 25% working interest in the well. The Company has paid $47,333 for land and geological and geophysical costs. The Company is currently accepting bids for a turnkey drilling contract and anticipates drilling operations to begin during the third fiscal quarter of 2007.

North Sand Hill Field - Greene County, Mississippi

The Company entered into an agreement to drill an approximate 6,800 foot well to test the Upper Tuscaloosa formation in Greene County, Mississippi. The Lee Walley Estate Well No. 1 was drilled to a total depth of approximately 6,925 feet and encountered approximately six feet of oil pay sands. The well has been completed and initially produced at approximately 85 barrels of oil per day and as of the date of this report is producing approximately 48 barrels of oil per day. The Company has a 60% working interest and an approximate 47.55% net revenue interest. An additional well location has been identified in this field which the Company anticipates will be drilled during fiscal 2007.

North Laurel Ridge Prospect - Iberville Parish, Louisiana

On September 15, 2006, the Company entered into an agreement to participate in the North Laurel Ridge Prospect located in Iberville Parish, Louisiana. The Company initially had a 6.67% before casing point working interest in the well. The Company increased its working interest after casing point to 21.64% and will have an approximate 16.2% net revenue interest in the well. The Company paid $41,250 for its proportionate share of land and geological and geophysical costs. The North Laurel Ridge Prospect was drilled to a depth of approximately 12,300 feet to test the Cibicides Hazzardi 1 thru 5 sands. Two separate zones were tested in this prospect well bore, which were determined to be non-productive. The well is currently temporarily abandoned while additional analysis is being performed.

St. Martinville Prospect - St. Martin Parish, Louisiana

In September 2006 the Company entered into an agreement to participate in the St. Martinville Prospect located in St. Martin Parish, Louisiana. The Company had a before casing point working interest of 33% and an after casing point working interest of 25%. The St. Martinville prospect was drilled to a depth of approximately 13,000 feet to test the Marg Tex-3 sands. Electric logs indicated the Marg Tex 3 sands to be non-productive and the well has been plugged and abandoned.

South Creole Prospect - Cameron Parish, Louisiana

On September 26, 2006, the Company entered into a farmout agreement to participate in the South Creole Prospect located in Cameron Parish, Louisiana. The South Creole Prospect was drilled to a depth of approximately 11,300 feet to test the Planulina A sand. The Company has a 28.33% before payout working interest and an approximate 21% net revenue interest in the well. Electric logs indicated approximately 35 feet of pay sand in the Planulina A sand. Subsequent to March 31, 2007, the well has been completed and production equipment has been installed. The well began producing to sales on May 14, 2007.

North Cayuga Prospect - Henderson County, Texas

On January 29, 2007, the Company entered into an agreement to participate in the North Cayuga Prospect located in Henderson County, Texas. The Cayuga Prospect has been drilled to a depth of approximately 9,000 feet and will initially test the Rodessa Bacon Lime sand. Several shows were present based upon electric logs and production casing was cemented in place on the well. The operator has proposed a completion procedure to test the identified zones and completion operations are scheduled to begin during the second fiscal quarter of 2007. This prospect has the potential for eight wells. Unicorp has a 21% before payout working interest and an approximate 16% after payout working interest in this prospect. The Rodessa, Pettit, Travis Peak, Georgetown, Cotton Valley and Bossier sands are also productive zones for which this geographic area is known.

House Creek Prospect - Campbell County, Wyoming

On February 15, 2007, the Company entered into a letter of intent to acquire 2,500 acres located in the Powder River Basin of Wyoming. This property has two horizontal coal bed methane wells which are currently producing gas. The Company paid $40,000 as a deposit to the seller of the prospect. The seller could not deliver the working interests to the Company as represented by the seller and in April 2007, the Company and the seller entered into a mutual termination agreement and the Company received back its deposit.

Welsh Field - Jefferson Davis Parish, Louisiana

During April 2007, the Company entered into a binding letter of intent to acquire a 100% working interest in the Welsh Field located in Jefferson Davis Parish, Louisiana. The Welsh Field has two wells currently producing approximately 45 barrels of oil per day, two salt water disposal wells and an additional eleven wells which are not producing. Upon closing of the purchase, the Company intends to immediately begin operations to repair the wells which are not producing due to mechanical problems and/or recomplete into new formations those wells identified to be recompleted. The purchase price is $1,300,000 (subject to adjustment) with $600,000 to be paid at closing and the remaining to be paid with 75% of the revenue received after severance taxes by the Company for a period of twelve months after closing. If the balance is not paid by the end of the twelve month period, then the balance due will be included in the twelfth month payment. It is anticipated closing will occur during June 2007.

Critical Accounting Policies

General

The Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in more detail in Note 2 to the Company’s audited consolidated financial statements included it its Form 10-KSB/A (First Amendment) filed with the SEC.

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

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenue

For the three months ended March 31, 2007, the Company generated $322,348 in crude oil revenue. During the three month period, the Company produced and sold crude oil from its two producing oil wells in Abbeville Field in Vermillion Parish, Louisiana, its Lejuene Well No. 1 located in Jefferson Davis Parish, Louisiana and its Lee Walley Estate Well No. 1 located in Greene County, Mississippi. For the three months ended March 31, 2007, the Company sold 6,370 barrels (71 BOPD) from these properties at an average price of $50.60 per barrel. Total oil sales for the three month per ended March 31, 2006, was 2,123 barrels at an average price of $61.32 per barrel. The increase in oil sales was due to the addition of the Lejuene and Walley wells which were not producing during the 2006 period. The increase was partially offset by a decrease in production in the Abbeville Field from 2,123 barrels in 2006 to 1,395 in 2007. This decrease was caused by a mechanical problem in one of the Abbeville Field wells and normal reservoir decline. The decrease in the price received for the sale of the Company’s crude oil was a result of lower posted prices during the 2007 period and the Lee Walley Estate Well No. 1 having a low gravity which resulted in an average price of $39.03 per barrel.

Oil and Gas Production Costs and Depletion

Oil and gas production costs are comprised of the cost of operations, maintenance and repairs and severance taxes of the Company’s interests in its producing oil and gas operations. Oil and gas production costs were $147,880 for the three months ended March 31, 2007, compared to $35,913 for the three months ended March 31, 2006. The Company experienced an increase in lease operating expenses of $39,516 (excluding severance taxes) over the prior year period due to an increase in the number of producing properties of which it owns an interest and an increase in severance taxes of $23,501 over the prior year period as a result of increased revenue. The Company was required to replace a defective string of tubing in the C.P. Motty Well No. 8, Abbeville Field, which increased maintenance and repair expense by $42,547 over the prior year period.

Depletion expense was $184,933 which was an increase of $88,536 over the prior year period of $96,397. The Company follows the full cost method of accounting for its oil and gas properties. As the oil and gas properties are evaluated, they are transferred to the full cost pool, either as successful with associated oil and gas reserves, or as unsuccessful with no oil and gas reserves. For the three months ended March 31, 2006, the depletion rate per barrel of oil equivalent (“BOE”) was $44.64 per BOE and for the three months ended March 31, 2007 this rate was $29.04 per BOE. The decrease in the rate per BOE was attributable to the addition of reserves for the North Sand Hill and North Edna fields during the second half of 2006.

Gross Loss

For the three months ended March 31, 2007, the Company experienced a gross loss from oil and gas operations of $10,465 compared to a gross loss of $2,160 for the 2006 period. The Company has experienced a significant increase in revenue due to the successful completion of the Lejuene Well No.1 and Lee Walley Estate Well No. 1. As discussed above, the Company experienced an increase in oil and gas production costs due to the addition of two producing wells, a well repair at Abbeville Field and increased severance taxes as a result of increased revenue. The Company experienced a reduction in its depletion rate for the 2007 over the 2006 period. The overall increase in production costs and depletion more than offset the increase in revenue and resulted in a gross loss for the 2007 period.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $1,489,243 which was an increase of $381,519 when compared to the prior year of $1,107,724. The major components of operating expenses this current period are as follows:

•
Office administration - Office administration expenses are comprised primarily of office rent, office supplies, postage, telephone and communications and Internet. Office administration increased from $31,255 for the 2006 period to $59,226 for the 2007 period, an increase of 89%. The Company moved into its executive offices during April 2006 which accounted for a majority of the increase in office rent expense of $12,074. Additional office administration expenses which created the increase were telephone and communications and Internet, office supplies, maintenance and repairs and general liability insurance.

•
Payroll and related - Payroll and related expenses decreased from $187,056 for the 2006 period to $155,308 for the 2007 period, a decrease of 17%. Payroll expenses are comprised of salaries, bonuses, payroll taxes and health insurance. During the 2006 period, the Company employed three individuals. Those employees were its CEO, CFO and COO, each who earn a specified amount of cash each month and certain other benefits. The Company’s COO earned a sign-on bonus of $100,000 in accordance with his employment agreement which is included in payroll and related expenses during the 2006 period. During the 2007 period, the Company employed five employees being its CEO, CFO, COO (for a portion of the period), field operations manager and executive assistant.

•
Investor relations - The Company continues to invest in its investor relations program during the period to inform current and potential investors of its projects and results of operations. For the three months ended March 31, 2007, the Company incurred expenses from its investor relations program of $179,650 compared to $486,487 for the 2006 period. The Company intends to continue to incur these costs in the future to keep its investors apprised of the progress of the Company.

•
Professional services - Professional services are comprised of accounting and audit fees, legal fees, engineering fees, and other outside consulting fees. Professional services increased from $83,875 for the 2006 period to $181,763 for the 2007 period, an increase of 117%. The increase is attributed to increased accounting fees for auditing the Company’s 2006 financial statements, increased legal fees associated with prospect evaluation and due diligence, fees incurred for re-designing the Company’s web site which increases were partially offset by reduced engineering and outside consulting fees. The Company utilizes the services of outside consultants for advice rather than employ them as employees on a full time basis. The Company intends to continue to utilize outside consultants in the future.

•
Drilling rig contract - The Company had an agreement with the operator of the second well to be drilled with the drilling rig that the operator would pay a flat fee of $200,000 to truck the rig to the operator’s well and rig up in preparation for drilling. The Company was obligated to pay the excess cost which amounted to $216,923 and was charged to expense. Additionally, pursuant to its rig sharing agreement with another party, the Company reimbursed the other party 50% of the cost to move the drilling rig from the St. Martinville Prospect to the other party’s location. This resulted in a charge to expense of $180,075 for a total amount charged to expense for the period of $396,998. The Company has fulfilled its obligation pursuant to the drilling rig contract and does not anticipate any charges in the future.

•
Employee stock option expense - For the three months ended March 31, 2007, the Company performed a Black-Scholes valuation of stock options issued to its CFO on January 15, 2007 and charged to expense $41,680, as these options were immediately vested. In addition, the Company charged to expense the remaining unamortized fair value of options issued to its former COO who resigned effective February 15, 2007, which charge amounted to $418,133. For the three months ended March 31, 2006, the Company performed a Black-Scholes valuation of the stock options issued to its CEO, CFO and COO and incurred expense for the fair value of those options of $275,930.

•
Depreciation - The Company has recorded $11,093 of depreciation expense associated with its computer and office equipment, furniture and fixtures and leasehold improvements for the three months ended March 31, 2007. The Company is depreciating these assets using the straight-line method over useful lives from three to seven years. The Company had no depreciation expense during the 2006 period.

•
Other operating expenses - Other operating expenses are comprised primarily of travel and entertainment, financing costs, geological and geophysical costs of maps, logs and log library memberships and licenses and fees. Other operating expenses increased from $43,121 for the 2006 period to $45,392 for the 2007 period.

Other Income (Expense)

During the three months ended March 31, 2007, the Company earned $3,298 on its interest bearing checking account and a related party note due to the Company. The Company incurred interest expense during the three months ended March 31, 2007 of $7,474 and $7,012 during the three months ended March 31, 2006.

Net Loss

The Company recorded a net loss for the three moths ended March 31, 2007, of $1,503,884, or $0.02 per share (basic and diluted), and a net loss of $1,116,737 or $0.01 per share (basic and diluted), for the three months ended March 31, 2006. The primary reason for these net losses is the cost associated with the start-up of the Company’s operations, the Company’s investor relations program, the fair value of employee stock options and the cost associated with the Company’s drilling rig contract.

Liquidity and Capital Resources

As of March 31, 2007, the Company has a negative working capital balance of $740,498, cash balances in non-restrictive accounts of $44,210 and as of the date of this report has utilized all shares which were registered under its most recent Form SB-2 and consequently has no funds available to it under its Equity Distribution Agreement. Cash flow from operations is not sufficient to fund all the projects the Company intends to participate in during fiscal 2007. In order to participate in the projects available to it, the Company will be required to obtain additional funding, either through debt and/or equity financings and there can be no assurance that the Company will be successful in raising such financing. The failure to raise such financing will require the Company to scale back or curtail operations. As of March 31, 2007, the Company had convertible short-term debt in the principal amount of $75,000, which debt is convertible at $1.00 per share anytime after to March 9, 2007.

Net cash used in operating activities for the three months ended March 31, 2007, was $414,427. The Company recorded a net loss of $1,503,884 which was partially offset by non-cash charges totaling $691,684. In addition, the Company experienced decreases in accounts receivable of $158,139, prepaid drilling contract of $958,898 and increases in accounts payable and accrued liabilities of $65,867 and $75,122, respectively. The Company experienced an increase in prepaid expenses of $66,277 and a decrease in royalties payable and its drilling contract liability of $52,001 and $741,975, respectively. The non-cash charges were primarily composed of depletion and depreciation of its oil and gas properties and other fixed assets, expenses associated with the issuance of common stock for services and stock options issued to employees under the fair value method.

Net cash used in investing activities was $929,247 which is comprised primarily of drilling and leasehold costs on its current projects.

Net cash provided by financing activities of $970,000 includes $965,000 received pursuant to its Equity Distribution Agreement with Cornell Capital Partners, as discussed below, of which the Company issued 3,172,788 shares of common stock ($0.30 per share) to Cornell. The Company received $5,000 from the exercise of a former employee’s stock options.

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

Upon the execution of the Equity Distribution Agreement, Cornell received, as a one-time commitment fee, 322,222 shares of the Company’s common stock which it valued at $300,000 on the date of issuance. In connection with the Equity Distribution Agreement, the Company also entered into a Placement Agent Agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer. Upon execution of the Placement Agent Agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 11,111 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of the Company’s shares on the date of issuance. On February 2, 2006 Cornell Capital Partners and Unicorp both determined that it would be in each of their best interests to terminate the Equity Distribution Agreement and enter into a new Equity Distribution Agreement. On February 2, 2006 the Company entered into a Termination Agreement with Cornell to terminate the Equity Distribution Agreement it had entered into on August 8, 2005, and on February 3, 2006 the Company entered into a new Standby Equity Agreement with Cornell.

On September 8, 2006, the Company filed a new registration statement registering 10,000,000 shares of Unicorp common stock to be issued to Cornell in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 not received under the initial registration statement. This registration statement was declared effective by the SEC on October 23, 2006, and pursuant to this registration statement as of the date of this report the Company has issued 10,000,000 shares of its common stock to Cornell and has received net proceeds of $3,372,539. The Company currently has no shares available to it to issue to Cornell under the Equity Distribution Agreement.

The Company will be required in the future to obtain additional funding to fully develop the current and future projects for which it intends to participate and is presently in negotiations to obtain a $7,000,000 convertible debenture.

Recent Accounting Pronouncements
    In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS 159"), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

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

In connection with the completion of its audit of, and the issuance of a report on March 20, 2007 and April 2, 2007 as to Note 2 of the Company’s financial statements for the year ended December 31, 2006, Thomas Leger & Co., L.L.P. (“Leger”) identified deficiencies in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company concurs with the material weaknesses, as follows:

The Company has inadequate segregation of duties within each of its accounting processes and a lack of sufficient monitoring controls over these processes to mitigate this risk. The responsibilities assigned to the Company’s Chief Financial Officer include substantially all financial reporting and accounting functions with no additional personnel in the Company having an adequate knowledge of accounting principles and practices. Accordingly, the preparation of financial statements and related functional and monitoring controls has not been segregated. In addition, the Company lacks procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. generally accepted accounting principles.

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

As of April 2, 2007 (the date the Annual Report on Form 10-KSB was filed), the Company had begun to take and implement the following remediation steps to remedy the material weaknesses identified by its auditors (as enumerated above in (i) and enhance the internal control over financial reporting:

(i) For all non-routine and complex accounting matters, the Company implemented a system whereby it will retain the outside services of a professional accounting firm; and

(ii) The Company will emphasize enhancement of the segregation of duties and has begun a search for a financial oil and gas professional to be added during the second fiscal quarter of 2007.

As of April 2, 2007, there were no other material weaknesses identified other than the weaknesses identified and described above. The Company has implemented (i) and (ii) as described above and continues to monitor the effectiveness of these controls and procedures to ensure full compliance with these measures.

The Company believes that it has fully described the material weaknesses and the steps it has taken and implemented to address these weaknesses in Item 8A - Controls and Procedures in the Form 10-KSB/A (First Amendment) for the Fiscal Year Ended December 31, 2006.

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

During the three months ended March 31, 2007, the Company issued 50,000 shares of its restricted common stock to an individual for payment of consulting services which the Company valued at $17,200 ($0.344 per share).

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

Dated:  May 16, 2007

/s/ Kevan Casey	/s/ Carl A. Chase
Kevan Casey	Carl A. Chase
Chief Executive Officer and Director	Principal Financial and Accounting Officer and Director