Form 10QSB
period 2007-06-30
UNICORP INC /NEW
filed 2007-08-16
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(713) 402-6700
(Issuer’s telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

As of August 14, 2007, there were outstanding 101,064,840 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

UNICORP, INC.
INDEX TO FORM 10-QSB
June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICORP, INC.
 AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,375,777	$417,884
Oil and gas receivable	791,824	409,024
Drilling rig contract receivable	123,025	--
Accounts receivable - other	--	57,677
Note and interest receivable - related party	--	207,989
Prepaid drilling contract	--	246,651
Prepaid expenses	648,298	1,743,011
Deferred financing costs, net	74,769	--
Total current assets	4,013,693	3,082,236
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	8,551,300	3,426,811
Unevaluated costs	1,781,108	1,697,644
Other fixed assets	234,314	230,306
Accumulated depletion, depreciation and impairment	(2,618,022)	(1,741,586)
Property and equipment, net	7,948,700	3,613,175
Other assets	106,477	25,914
Total assets	$12,068,870	$6,721,325
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$863,049	$547,236
Note payable	75,000	--
Current portion - secured convertible note payable net of unamortized discount of $651,286	698,864	--
Drilling contract liability	712,138	535,000
Derivative liabilities	4,268,127	--
Total current liabilities	6,613,178	1,082,236
Secured convertible note payable net of unamortized discount of $3,485,390	668,370	--
Long-term note payable, net of discount	--	69,375
Commitments and contingencies (Note 10)	--	--
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 100,964,840 and 94,516,142 issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	100,965	94,516
Treasury stock, at cost; 6,189,193 and 1,500,000 shares at June 30, 2007 and December 31, 2006, respectively	(331,014)	(120,000)
Additional paid-in capital	21,176,832	18,748,639
Accumulated deficit	(16,159,461)	(13,153,441)
Total shareholders’ equity	4,787,322	5,569,714
Total liabilities and shareholders' equity	$12,068,870	$6,721,325

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Oil and gas revenue	$643,554	$146,579	$965,902	$276,729
Oil and gas production costs	137,254	47,020	285,134	82,933
Depletion expense	296,587	132,348	481,520	228,745
Gross profit (loss)	209,713	(32,789)	199,248	(34,949)

Operating expenses:
Office administration	54,502	40,996	113,728	72,251
Payroll and related	113,379	129,336	268,687	316,392
Investor relations	173,990	110,009	353,640	596,496
Professional services	128,089	55,428	309,852	139,303
Drilling rig contract	5,466	--	402,464	--
Employee stock option expense	32,678	96,492	492,491	372,422
Impairment of oil and gas properties	372,668	612,486	372,668	612,486
Depreciation	11,154	10,340	22,247	10,340
Other	137,389	36,067	182,782	79,188
Total operating expenses	1,029,315	1,091,154	2,518,559	2,198,878

Loss from operations	(819,602)	(1,123,943)	(2,319,311)	(2,233,827)

Other income (expense):
Interest income	9,277	16,023	12,575	16,182
Interest expense- other	(1,168,332)	(7,494)	(1,175,806)	(8,998)
Interest expense - related parties	--	--	--	(5,508)
Change in fair value of derivatives	476,522	--	476,522	--
Total other	(682,533)	8,529	(686,709)	1,676
Net loss	$(1,502,135)	$(1,115,414)	$(3,006,020)	$(2,232,151)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	100,170,901	87,545,710	98,171,325	86,044,711

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,006,020)	$(2,232,151)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and depreciation	503,767	239,085
Impairment of oil and gas properties	372,668	612,486
Stock and stock options issued for services	50,235	172,534
Stock issued for loan commitment	--	13,920
Stock option expense	492,491	372,422
Amortization of debt discounts	1,130,383	5,625
Amortization of deferred financing costs	3,731	--
Non-cash investment income	(3,588)	(16,182)
Change in fair value of derivatives	(476,522)	--
Changes in assets and liabilities:
Accounts receivable	(325,123)	(4,731)
Prepaid drilling contract	958,789	--
Deferred financing costs	(78,500)	(25,005)
Prepaid expenses	(608,067)	194,879
Accounts payable and accrued liabilities	315,812	(345,781)
Drilling contract liability	(658,025)	--
Net cash used in operating activities	(1,327,967)	(1,012,899)
Cash flows from investing activities:
Purchase of certificate of deposit	(80,000)	(1,025,000)
Investment in oil and gas properties and other fixed assets	(3,509,180)	(1,473,237)
Note receivable - related party	--	(200,000)
Deposits	--	5,000
Net cash used in investing activities	(3,589,180)	(2,693,237)
Cash flows from financing activities:
Proceeds from secured convertible note payable	5,500,000	--
Debt issuance costs	(580,000)	--
Repayment of notes payable - related parties and other	--	(367,000)
Stock issued for cash	1,950,040	2,750,000
Exercise of stock options	5,000	1,953,251
Net cash provided by financing activities	6,875,040	4,336,251
Net increase in cash	1,957,893	630,115
Cash and cash equivalents, beginning of period	417,884	287,446
Cash and cash equivalents, end of period	$2,375,777	$917,561

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
(Continued)

Supplemental cash flow disclosures:
Interest paid	$--	$32,621
Taxes paid	$--	$--

Supplemental non-cash disclosures:
Stock issued for prepaid expenses	$--	$50,000
Stock issued for payment of accounts payable	$--	$30,000
Note issued for acquisition of leasehold interests	$--	$75,000
Purchase of treasury stock for note receivable - related party	$211,014	$--
Transfer to oil and gas properties from prepaid expenses	$1,702,780	$--

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

As of June 30, 2007, Unicorp had three wholly-owned subsidiaries as follows:

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

The Company has reclassified certain items within its financial statements to conform to the current period's presentation at June 30, 2007.

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

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company had no unvested options outstanding as of December 31, 2005, and consequently recorded no expense associated with unvested options during the six months ended June 30, 2006. During the quarter ended March 31, 2006, the Company issued 240,000 non-qualified stock options to its CEO and 120,000 non-qualified stock options to its CFO at an exercise price of $0.60 per share and immediately vested. The options were granted at the fair market value of the Company’s common stock on the date of grant. The Company used the Black-Scholes option pricing model and recorded $211,602 of expense in relation to these options. On February 1, 2006, the Company issued 700,000 non-qualified stock options to its COO, of which 450,000 would have vested over a two year period and 250,000 were based on performance conditions during the initial term of his employment agreement. The stock options were to expire four years from the date of grant and were exercisable at $0.05 per share. Management did not believe the performance conditions would be met and therefore did not accrue compensation expense related to the 250,000 stock options. For the 450,000 stock options which would have vested over a two year service period, the Company used the Black-Scholes option pricing model and determined the fair value of the stock options to be $771,937 which the Company began charging to expense over the two year vesting period. Since February 1, 2006 through June 30, 2007, the Company has recorded the entire fair value amount of $771,937 to expense in relation to these options. Effective February 15, 2007, the Company’s COO resigned his position and 600,000 of his 700,000 options were forfeited. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 204%, risk-free interest rate of 4.5%, and expected life of four years.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry-forwards. Accordingly, because the Company is not currently able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flow for the six month period ended June 30, 2007.

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of June 30, 2007, there were 1,542,000 non-qualified stock options outstanding at exercise prices ranging from $0.35 to $3.50 per share pursuant to the 2004 Plan and there were 2,079,607 shares available for issuance pursuant to the 2004 Plan. The 2004 Plan was approved by the shareholders on September 20, 2004.

During the three months ended March 31, 2007, the Company issued 120,000 stock options to its CFO in accordance with his employment agreement at an exercise price of $0.36 per share, the fair market value on the date of grant. The fair value of the option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 186%, risk-free interest rate of 4.5%, and expected life of five years. The Company recognized compensation expense of $41,680 in relation to these options. On June 25, 2007, the Company issued 500,000 stock options to its COO, vesting over a six month period, in accordance with his consulting agreement at an exercise price of $0.35 per share, the fair market value on the date of grant. The fair value of the option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 180%, risk-free interest rate of 4.5%, and expected life of four years. During the quarter ended June 30, 2007, the Company recognized compensation expense of $32,678 in relation to these options.

At June 30, 2007, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.35 to $3.50 and 3 years and 1 month, respectively.

Note 3.  Accounts Receivable

Accounts receivable consists of the following:

	June 30, 2007	December 31, 2006
Accrued production receivable	$395,726	$288,312
Joint interest receivables	221,249	120,713
Drilling rig contract receivable	123,025	--
Due from joint interest property operator	174,849	57,426
Other	--	250
Allowance for bad debt	--	--
	$914,849	$466,701

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

On December 13, 2006, the drilling rig was released from the North Laurel Ridge Prospect and began its move to the St. Martinville prospect. Per agreement, the operator was limited to a maximum of $200,000 for the cost of moving and rigging up the drilling rig on the St. Martinville prospect. The Company charged the excess amount of $216,923 to expense. During December 2006, the Company received $1,000,000 from the operator as a prepayment for the use of the rig, which amount was reduced to $535,000 as a result of the drilling contractor’s invoiced amount for the month of December 2006 and is represented on the balance sheet at December 31, 2006 as a drilling contract liability. As of June 30, 2007, the Company has fulfilled its obligation to the drilling contractor and has released the drilling rig.

Note 6.  Prepaid Expenses

Prepaid expenses consist of the following:

	June 30, 2007	December 31, 2006
Prepaid drilling costs	$578,944	$1,705,375
Prepaid legal fees	--	4,520
Prepaid insurance	31,854	33,116
Prepaid consulting	37,500	--
	$648,298	$1,743,011

At June 30, 2007, prepaid drilling costs were comprised of cash advances to the operators of the Company’s Clemens Dome, North Cayuga and Catfish Creek prospects which represents the Company’s 29% working interest in the dry hole costs of its Clemens Dome prospect and its 21% and 33% working interests in the completion costs of its North Cayuga and Catfish Creek prospects, respectively. At December 31, 2006, prepaid drilling costs were comprised of cash advances paid to the operators of the Company’s South Creole and St. Martinville prospects which represents the Company’s 28.33% and 33.33% working interest, respectively, of the dry hole costs of the initial well on each prospect. Drilling operations on each prospect began in January 2007 and the Company charged the prepaid drilling costs to oil and gas properties.

Note 7.  Property and Equipment

Property and equipment includes the following:

	June 30, 2007	December 31, 2006
Oil and gas properties:
Subject to depletion	$8,551,300	$3,426,811
Unevaluated costs	1,781,108	1,697,644
Impairment	(1,500,615)	(1,127,947)
Accumulated depletion	(1,063,153)	(581,633)
Net oil and gas properties	7,768,640	3,414,875
Other fixed assets	234,314	230,306
Accumulated depreciation	(54,254)	(32,006)
Property and equipment, net	$7,948,700	$3,613,175

Effective June 1, 2007, the Company closed on a transaction and acquired a 100% working interest, 75% net revenue interest, in the Welsh Field located in Jefferson Davis Parish, Louisiana from two separate sellers. On June 1, 2007, the Welsh Field had two wells producing approximately 45 gross barrels of oil per day, two salt water disposal wells and an additional ten wells which were not producing. Upon closing of the purchase, the Company immediately began operations to repair one saltwater disposal well and two shut-in wells which were not producing due to mechanical problems. Production from the Welsh Field is currently approximately 70 gross barrels of oil per day. The Company intends to perform well repairs and/or recomplete into new formations the remaining seven wells, and one well has been determined to provide no utility or possible conversion to a saltwater disposal well. The purchase price was $1,300,000 and was funded from funds from the Company’s secured convertible notes. In addition to the Welsh Field, the Company obtained additional acreage in the North, Northeast and Northwest Welsh prospects in which it intends to begin drilling operations during the fourth fiscal quarter.

Note 8.  Notes Payable

Secured Convertible Notes

To obtain funding for the Company’s ongoing operations, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.), an accredited investor, on May 17, 2007, for the sale of $7,000,000 in secured convertible debentures. They will provide the Company with an aggregate of $7,000,000 as follows:

•	$3,500,000 was disbursed on May 17, 2007;
•	$2,000,000 was disbursed on June 29, 2007; and
•	$1,500,000 will be disbursed within three days after the effectiveness of the Company’s registration statement on Form SB-2.

Accordingly, the Company has received a total of $5,500,000, less a 10% commitment fee of $550,000 and a $15,000 structuring fee for net proceeds of $4,935,000 pursuant to the securities purchase agreement. The Company had previously paid an additional $15,000 to Yorkville Advisors as a structuring fee. In connection with the securities purchase agreement, the Company issued YA Global Investors warrants to purchase an aggregate of 8,121,500 shares of common stock as follows:

•	warrant to purchase 2,545,000 shares of common stock exercisable at $0.55 per share;
•	warrant to purchase 2,154,000 shares of common stock exercisable at $0.65 per share;
•	warrant to purchase 1,867,000 shares of common stock exercisable at $0.75 per share and
•	warrant to purchase 1,555,500 shares of common stock exercisable at $0.90 per share.

All of the warrants expire five years from the date of issuance.

The convertible debentures bear interest at 9%, mature 30 months from the date of issuance, and are convertible into the Company’s common stock, at YA Global Investments’ option, at a rate of $0.50 per share, subject to adjustment. Based on this conversion price, the $7,000,000 in secured convertible debentures, excluding interest, are convertible into 14,000,000 shares of the Company’s common stock. YA Global Investments has contractually agreed to restrict its ability to convert its debentures or exercise its warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

•
If the Company pays a stock dividend, engages in a stock split, reclassifies its shares of common stock or engages in a similar transaction, the conversion price of the secured convertible debentures will be adjusted proportionately;

•
If the Company issues rights, options or warrants to all holders of its common stock (and not to YA Global Investments) entitling them to subscribe for or purchase shares of common stock at a price per share less than $0.50 per share, other than issuances specifically permitted by the securities purchase agreement, then the conversion price of the secured convertible debentures will be adjusted on a weighted-average basis;

•
If the Company issues shares, other than issuances specifically permitted by the securities purchase agreement of its common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of its common stock, at a price per share less than $0.50 per share, then the conversion price will be adjusted to such lower price on a full-ratchet basis;

•
If the Company distributes to all holders of its common stock (and not to YA Global Investments) evidences of indebtedness or assets or rights or warrants to subscribe for or purchase any security, then the conversion price of the secured convertible debenture will be adjusted based upon the value of the distribution as a percentage of the market value of its common stock on the record date for such distribution;

•
If the Company reclassifies its common stock or engages in a compulsory share exchange pursuant to which its common stock is converted into other securities, cash or property, YA Global Investments will have the option to either (i) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of its common stock following such transaction, or (ii) demand that the Company prepay the secured convertible debentures;

•
If the Company engages in a merger, consolidation or sale of more than one-half of its assets, then YA Global Investments will have the right to (i) demand that the Company prepay the secured convertible debentures, (ii) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of its common stock following such transaction, or (iii) in the case of a merger or consolidation, require the surviving entity to issue a convertible debenture with similar terms; and

•
If there is an occurrence of an event of default, as defined in the secured convertible debentures, or the secured convertible debentures are not redeemed or converted on or before the maturity date, the secured convertible debentures shall be convertible into shares of the Company’s common stock at the lower of (i) the then applicable conversion price; (ii) 90% of the average of the three lowest volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, during the 10 trading days immediately preceding the date of conversion; or (iii) 20% of the volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, on May 17, 2007.

In connection with the securities purchase agreement, the Company also entered into a registration rights agreement providing for the filing, by July 2, 2007, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than October 15, 2007, and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) May 17, 2009. In the event of a default of the Company’s obligations under the registration rights agreement, it is required to pay to YA Global Investments, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 1% of the liquidated value of the then outstanding secured convertible debentures, up to a maximum amount of 12%.

In December 2006, FASB STAFF POSITION (“FSP”) No. EITF 00-19-2 Accounting for Registration Payment Arrangements was issued with guidance for the accounting of any future payments required by the registration rights agreement in regards to the timely filing and effectiveness of the registration statement with the SEC. This FSP specifies that the contingent obligation should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The Company filed its initial registration statement with the SEC on June 18, 2007, and consequently has not recorded a contingent liability for damages to YA Global Investments.

In connection with the securities purchase agreement, the Company executed a security agreement in favor of YA Global Investments granting them a first priority security interest in certain of the Company’s goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, YA Global Investments has the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy the Company’s obligations under these agreements.

The Company incurred debt issuance costs of $78,500 associated with the issuance of the convertible notes. These costs were capitalized as deferred financing costs and are being amortized over the life of the convertible notes using the effective interest method. Amortization expense related to the deferred financing costs was $3,731 for the quarter ended June 30, 2007.

The Company analyzed the convertible notes and the warrants for derivative financial instruments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The convertible notes are hybrid instruments which contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract. The single compound embedded derivative features include the conversion feature with the convertible notes, maximum ownership and default provisions. The Company valued the compound embedded derivatives based on a probability weighted discounted cash flow model. The value at inception of the single compound embedded derivative liability was $1,958,285 and was bifurcated from the debt host contract and recorded as a derivative liability. The discount for the derivative will be accreted to interest expense using the effective interest method over the life of the convertible notes, or 30 months.

Probability - Weighted Expected Cash Flow Methodology

Assumptions: Single Compound Embedded Derivative within Convertible Note

	Inception May 17, 2007	As of June 30, 2007
Risk free interest rate	5.11%	4.84%
Timely registration	95.00%	95.00%
Default status	5.00%	5.00%
Alternative financing available and exercised	0.00%	0.00%
Trading volume, gross monthly dollars monthly rate increase	1.00%	1.00%
Annual growth rate stock price	29.70%	29.40%
Future projected volatility	210.51%	187.41%

The stock purchase warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method. The fair value of the derivative liability of the warrants was recorded at $2,723,239 at inception on May 17, 2007. The unamortized discount of the warrant derivative liability of $2,539,093 will be accreted to interest expense using the effective interest method over the life of the convertible notes, or 30 months. The total accretion expense of the embedded derivative liability and the warrant derivative liability was $169,019 for the quarter ended June 30, 2007. The remaining value of $955,739 was expensed at inception to change in fair value of derivative financial instruments since the total fair value of the derivative at inception exceeded the note proceeds.

Variables used in the Black-Scholes option-pricing model include (1) 4.84% to 5.11% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 187.41% to 210.51%; and (4) zero expected dividends.

Both the embedded and freestanding derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded as either a gain or loss in the income statement.

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations as of and through June 30, 2007 are as follows:

	Transaction Date May 17, 2007	Liability as of June 30, 2007
Derivative liability - single compound embedded derivatives within the convertible notes	$1,352,500	$1,958,285
Derivative liability - warrants	2,723,239	2,723,239
Total	$4,075,739	4,681,524
Net change in fair value of derivatives		(476,522)
Derivative liabilities		$4,205,002

The following summarizes the financial presentation of the convertible notes at inception and June 30, 2007:

	At Inception May 17, 2007	As of June 30, 2007
Notional amount of convertible notes	$3,500,000	$5,500,000
Adjustments:
Discount for single compound embedded derivatives within convertible notes	(3,500,000)	(4,305,785)
Amortized discount on notes payable	--	169,019
Convertible notes balance, net	$--	$1,363,234

Existing Non-Employee Stock Options

The secured convertible notes are potentially convertible into an unlimited number of common shares, resulting in the Company no longer having the control to physically or net share settle existing non-employee stock options. Thus under EITF 00-19, all non-employee stock options that are exercisable during the period that the notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

As of the date of issuance of the notes on May 17, 2007, the fair value of options to purchase 317,000 shares totaling $63,125 was reclassified to the liability caption “Derivative liabilities” from additional paid-in capital. The fair value as of June 30, 2007 was determined using the closing price of $0.35, the respective exercise price ($0.35 to $3.50), the remaining term on each contract (1.3 to 4 years), the relevant risk free interest rate (4.50%) as well as the relevant volatility (179.54%).

In accordance with the provisions of EITF 00-19, the Company is required to adjust the carrying value of these non-employee stock options to fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. Accordingly, these non-employee stock options were revalued as of June 30, 2007. In valuing these stock options at June 30, 2007, the Company used the closing price of the Company’s stock of $0.35, the respective exercise price ($0.35 to $3.50), the remaining term on each contract (1.3 to 4 years), the relevant risk free interest rate (4.50%) as well as the relevant volatility (179.54%). The Company recorded $63,125 as a derivative liability related to non-employee stock option grants after funding.

The determination of fair value for the non-employee stock options includes significant estimates by management including volatility of the Company’s common stock, and interest rates among other items. The recorded value of the non-employee stock options can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for exercise of the stock options. The fluctuation in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on reported financial condition and results of operations.

Other Convertible Note

During March 2006, the Company issued $75,000 principal amount in the form of a two-year, 10% convertible unsecured note to La Mesa Partners, L.C. The note is due March 9, 2008 and the funds were used to pay for lease bonus costs on the Company’s Ohio and Logan County, Kentucky prospects. At the option of the note holder, the note is convertible into common stock of the Company at a conversion price of $1.00 per share anytime after March 9, 2007. Interest on the 10% convertible note is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity. The conversion price of the note was calculated based on a discount to the bid price on the date of funding. As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $22,500 discount on the note. The discount was being amortized over a twelve month period beginning April 1, 2006, and the Company has charged $22,500 to interest expense during the twelve month period ended March 31, 2007.

The other convertible note payable at June 30, 2007 and December 31, 2006, are as follows:

	Short-term	Long-term
	June 30, 2007	December 31, 2006
Note due to La Mesa Partners, L.C. in the principal amount of $75,000, at an annual interest rate of 10%, due March 9, 2008 and convertible into Company common stock at $1.00 per share. The Company has recorded $22,500 as a beneficial conversion feature on this note and has amortized $22,500 during the twelve months ended March 31, 2007.	$75,000	$69,375
Total convertible notes payable	$75,000	$69,375

Note. 9.  Accounts Payable and Accrued Liabilities

Accrued liabilities include the following:

	June 30, 2007	December 31, 2006
Accounts payable	$754,523	$482,071
Oil and gas payable	15,271	53,569
Accrued oil and gas production costs	40,660	5,493
Accrued interest on secured convertible note	37,973	--
Accrued interest on short-term debt	9,822	6,103
Accrued 401-K contribution	4,800	--
	$863,049	$547,236

Oil and gas payable represents the amount due to the working interest owners in the Company’s Greene County, Mississippi property for the sale of oil. The Company records a receivable from the purchaser of the oil for 100% of the working interest sale of oil and an offsetting amount for the working interest owners’ share of production to be paid upon receipt of revenue from the purchaser.

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

Note 11.  Funding

    On February 3, 2006, the Company entered into an Equity Distribution Agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.). Under the Equity Distribution Agreement, the Company may, at its discretion, periodically sell to YA Global Investments shares of its common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Equity Distribution Agreement, YA Global Investments will pay Unicorp 91%, or a 9% discount on the per share price of Unicorp’s common stock on the principal market. YA Global Investments’ obligation to purchase shares of Unicorp’s common stock under the Equity Distribution Agreement is subject to certain conditions, including Unicorp obtaining an effective registration statement for shares of common stock sold under the Equity Distribution Agreement and is limited to $2,000,000 per five business days.

Upon the execution of the Equity Distribution Agreement, YA Global Investments received as a one-time commitment fee 322,222 shares of the Company’s common stock which was valued at $300,000 on the date of issuance. In connection with the Equity Distribution Agreement, the Company had also entered into a placement agent agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer. Upon execution of the placement agent agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 11,111 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of its shares on the date of issuance. The Company recorded the costs of these stock issuances and payments made for legal fees pursuant to this funding transaction as deferred offering costs on its balance sheet and charged the deferred financing costs to additional paid-in capital during the quarterly periods ended June 30 and March 31, 2006.

The Company filed an initial registration statement with the SEC registering 5,903,743 shares of Unicorp common stock which included YA Global Investments’ 322,222 shares issued as a commitment fee and Monitor Capital’s 11,111 shares issued as a placement agent fee. The initial registration statement was declared effective by the SEC on February 14, 2006, and as of August 31, 2006, the Company had issued 5,569,058 shares of its common stock to YA Global Investments and had received net proceeds of $3,982,500.

On September 8, 2006, the Company filed a new registration statement registering 10,000,000 shares of Unicorp common stock to be issued to YA Global Investments in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 of gross proceeds not received under the initial registration statement. This registration statement was declared effective by the SEC on October 23, 2006, and as June 30, 2007, the Company has issued 10,000,000 shares of its common stock to YA Global Investments and has received net proceeds of $3,372,539.

Note `12. Common Stock

During the six months ended June 30, 2007, the Company issued 100,000 shares of its common stock to its former COO through the exercise of 100,000 stock options and received proceeds of $5,000 ($0.05 per share), 100,000 shares to an individual for legal services which it value at $33,035 ($0.33 per share), and 50,000 shares of its restricted common stock to an individual for consulting services valued at $17,200 ($0.344 per share). In addition, the Company issued 6,198,698 shares to YA Global Investments and received net proceeds of $1,950,039.

Note 13.  Related Party Transactions

Notes Payable

See Note 4 for a discussion of loans to an affiliated shareholder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of June 30, 2007, and its results of operations for the three and six months ended June 30, 2007 and 2006, should be read in conjunction with the audited consolidated financial statements and notes included in Unicorp’s Form 10-KSB/A (First Amendment) for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Overview

Unicorp is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids from conventional reservoirs within the United States. A majority of the Company’s operations are in the states of Louisiana, Mississippi and Texas.

Property and Equipment

Following is a description of the properties to which the Company is participating as of June 30, 2007, or intends to participate during fiscal 2007.

Abbeville Field - Vermillion Parish, Louisiana

Effective June 1, 2005, the Company completed the purchase of two producing oil wells and a saltwater disposal well with production facilities in the Abbeville Field located in Vermillion Parish, Louisiana. The purchase price was $175,000 and the Company had an approximate 35% working interest in the property. During the three months ended September 30, 2005, the Company acquired additional working interests from individuals in the Abbeville Field which has resulted in the Company owning 95.4% and 72.7% working interests in each producing oil well, respectively. The two wells are currently producing approximately 31 gross barrels of oil per day.

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

North Edna Field - Jefferson Davis Parish, Louisiana

Effective June 8, 2005, the Company obtained a 40% before payout working interest (29.6% net revenue interest) and a 30% after payout working interest, in a prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana. The Lejuene Well No. 1 was drilled to a total depth of approximately 8,800 feet and logged on March 29, 2006. The logs indicated approximately 10 feet of oil pay in the Nonion Struma section. The well was completed during the second quarter of 2006 and initially produced at approximately 120 gross barrels of oil per day beginning in August 2006. The current formation from which the well was producing has depleted and the well has been recompleted to a new formation uphole. As of the date of this report, the recompleted zone is flowing approximately 68 gross barrels of oil per day. Two additional well locations were identified on this prospect. Drilling operations on the first well of these two wells began on June 6, 2007, and on July 13, 2007, based upon electric logs run in the well, it was determined to be non-productive and the well was plugged and abandoned. The Company intends to drill the remaining well on this prospect with possible reserve potential.

North Sand Hill Field - Greene County, Mississippi

The Company entered into an agreement to drill an approximate 6,800 foot well to test the Upper Tuscaloosa formation in Greene County, Mississippi. The Lee Walley Estate Well No. 1 was drilled to a total depth of approximately 6,925 feet and encountered approximately six feet of oil pay sands. The well has been completed and initially produced at approximately 85 gross barrels of oil per day and as of the date of this report is producing approximately 32 gross barrels of oil per day. In addition to the producing well, the Company has acquired an “orphan well” from the State of Mississippi which it intends to convert into a saltwater disposal well. By increasing its saltwater disposal capabilities, the total fluid produced from the Walley Well No. 1 can be increased potentially resulting in increased oil production. The Company has a 60% working interest and an approximate 47.55% net revenue interest. An additional well location has been identified in this field which the Company anticipates will be drilled during fiscal 2008.

South Creole Prospect - Cameron Parish, Louisiana

On September 26, 2006, the Company entered into a farmout agreement to participate in the South Creole prospect located in Cameron Parish, Louisiana. The South Creole prospect was drilled to a depth of approximately 11,300 feet to test the Planulina A sand. The Company has a 28.33% before payout working interest and an approximate 21% net revenue interest in the well. Electric logs indicated approximately 35 feet of pay sand in the Planulina A sand. Production equipment was installed and the well was tied into a sales pipeline and began producing to sales on May 14, 2007. The well was last producing approximately 2,800 gross Mcf's of gas and 45 gross barrels of condensate per day prior to being shut-in on July 27 for pipeline repairs by the operator of the pipeline. The pipeline repairs should be completed by the end of August and the well returned to production.

North Cayuga Prospect - Henderson County, Texas

On January 29, 2007, the Company entered into an agreement to participate in the North Cayuga prospect located in Henderson County, Texas. The Easter Seals Well No. 1-R has been drilled to a depth of approximately 9,000 feet and will initially test the Rodessa Bacon Lime sand. Several potential producing sands were present based upon electric logs and production casing was cemented in place in the well. The operator has proposed a completion procedure to test the identified zones and completion operations are scheduled to begin during the third fiscal quarter of 2007. The delay in completing the well was a result of the significant amount of rain received in the area since the first of the year. This prospect, comprised of approximately 800 gross acres, has the potential for eight wells. Unicorp has a 21% before payout working interest in the initial well and an approximate 16% working interest in all subsequent wells in this prospect. The Rodessa, Pettit, Travis Peak, Georgetown, Cotton Valley and Bossier sands are also productive zones for which this geographic area is known.

Catfish Creek Prospect - Henderson and Anderson Counties, Texas

In April 2007, the Company entered into a participation agreement to participate in the Catfish Creek prospect located in Henderson and Anderson Counties, Texas. This prospect has in excess of 8,000 gross acres and the potential for 20 to 40 wells. The initial well will be a re-completion of a previously drilled well and is expected to begin operations during the third fiscal quarter of 2007. This prospect contains the shallow drilling rights which include depths up to 10,600 feet. Unicorp has an approximate 33% working interest before payout (25% after payout) in the initial two wells and an approximate 25% working interest in all subsequent wells in this prospect.

Welsh Field - Jefferson Davis Parish, Louisiana

Effective June 1, 2007, the Company closed on a transaction and acquired a 100% working interest (75% net revenue interest) in the Welsh Field located in Jefferson Davis Parish, Louisiana from two separate sellers. On June 1, 2007, the Welsh Field had two wells producing approximately 45 gross barrels of oil per day, two salt water disposal wells and an additional ten wells which were not producing. Upon closing of the purchase, the Company immediately began operations to repair one saltwater disposal well and two shut-in wells which were not producing due to mechanical problems. All work was successful and resulting production has increased to approximately 70 gross barrels of oil per day. The Company intends to perform well repairs and/or recomplete into new formations the remaining seven wells. The purchase price was $1,300,000 and was funded from funds from the Company’s secured convertible notes. In addition to the Welsh Field, the Company obtained additional acreage in the North, Northeast and Northwest Welsh prospects in which it intends to begin drilling operations during the fourth fiscal quarter.

Clemens Dome Prospect - Brazoria County, Texas

Effective July 18, 2005, the Company entered into a letter agreement to obtain an 18.75% before casing point working interest and a 15% after casing point working interest in a prospect to drill a Frio formation test well in Brazoria County, Texas. The Company has paid the operator $84,750 for its proportionate reimbursement for land and geological and geophysical costs. During March 2006, the Company increased its working interest to 29.412% before casing point and 25% after casing point and agreed to pay an additional $107,000 for land and geological and geophysical costs for its increased working interest. It is anticipated drilling operations on the initial test well will begin during the third fiscal quarter of 2007.

West Abbeville Prospect - Vermillion Parish, Louisiana

The Company has identified a new prospect located in West Abbeville in Vermillion Parish, Louisiana utilizing its previously purchased 60 square miles of 3-D seismic data it acquired with the Abbeville Field purchase. The Company’s consulting geophysicist utilized the seismic data to map and identify this prospect. In addition, the Company has received satellite technology data over the area to further delineate the prospect. The Company intends to begin reviewing lease records to determine the availability of the leasehold acreage in order to prepare to drill this prospect. There can be no assurance that the Company will be successful in acquiring rights to drill this prospect.

Lake Alaska Prospect - Brazoria County, Texas

The Company entered into an agreement in 2006 to drill an approximate 9,000 foot well to test the Oligocene Frio trend in Brazoria County, Texas. The Company is the designated operator of the project. Based upon continued evaluation, the Company has determined this prospect does not meet its investment criteria and has requested the promoters of the prospect to find a replacement for the Company as operator and obtain a refund of the Company’s investment in the prospect.

North Laurel Ridge Prospect - Iberville Parish, Louisiana

On September 15, 2006, the Company entered into an agreement to participate in the North Laurel Ridge Prospect located in Iberville Parish, Louisiana. The Company initially had a 6.67% before casing point working interest in the well. The Company increased its working interest after casing point to 21.64%. The North Laurel Ridge Prospect was drilled to a depth of approximately 12,300 feet to test the Cibicides Hazzardi 1 thru 5 sands. Two separate zones were tested in this prospect well bore, which were determined to be non-productive. The well is currently temporarily abandoned while additional analysis is being performed by the operator.

Veltin Field Prospect - St. Landry Parish, Louisiana

The Company has participated with a 25% working interest in a re-entry of a well drilled by Getty Oil in the late 60’s in St. Landry Parish, Louisiana. The original target was the Cockfield II formation at a depth of approximately 11,000 feet which has been determined to be non-productive. The operator is currently evaluating a completion attempt in the Frio formation. The recompletion will either be performed or the well will be plugged and abandoned.

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

Convertible Debt Financing and Derivative Liabilities

    On May 17 and June 29, 2007, the Company sold for cash an aggregate of $7,000,000 of secured convertible notes. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) the conversion right provision, liquidated damages clause, redemption option, registration rights, buy-in protection and anti-dilution protection (collectively the “Debt Features”) contained in the agreements governing the notes are not clearly and closely related to the characteristics of the notes. Accordingly, the Debt Features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are accounted for separately from the debt instrument and recorded as derivative financial instruments. Additionally, the Comapny issued warrants in connection with the transaction which are also treated as derivative financial instruments.

    The notes are potentially convertible into an unlimited number of common shares, resulting in the Comapny no longer having the control to physically or net share settle existing non-employee stock options. Thus under EITF 00-19, all non-employee stock and warrants that are exercisable during the period that the notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

    At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. The estimated fair value of the Debt Features was determined using the probability weighted averaged expected cash flows, Lattice Model or the Black-Scholes model. These models use several assumptions including: stock price volatility for the relevant time period, the relevant risk-free interest rate, remaining maturity, and the closing price of the Comapny's common stock to determine estimated fair value of the derivative liability. The estimated value of the warrants and non-employee stock options was determined using the Black-Scholes model. This model also uses several assumptions including: stock price volatility (utilizing the relevant time period), relevant risk-free interest rate, remaining maturity, exercise price and the closing price of the Comapny's common stock to determine estimated fair value of the derivative liability.

    The determination of fair value includes significant estimates by management including volatility of the Company's common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction among other items. The fluctuation in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on reported financial condition and results of operations.

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenue

For the six months ended June 30, 2007, the Company generated revenue from the sale of oil and natural gas of $965,902, an increase of $689,173 (249%) over the prior year period. Revenue from the sale of oil was $738,516 for the 2007 period compared to $276,729 for the 2006 period. The price received per barrel was $56.20 for the 2007 period compared to $65.42 for the 2006 period. Oil produced from the Company’s North Sand Hill Field has a low gravity and lowers the weighted average price received for all oil sales. The price received for oil sales at North Sand Hill Field was $42.48 per barrel compared to an average of $63.06 for all other oil sales.

Sales of crude oil and condensate increased from 4,230 barrels during the 2006 period to 13,141 barrels during the 2007 period, an increase of 211%. The Company experienced a decrease in production from its Abbeville Field from 4,230 barrels to 2,897 barrels, which decrease was due to a decline in field production and one well being shut-in for several days for repair. Production from four properties which were not producing during the 2006 period accounted for the increase. These properties were North Edna Field of 4,596 barrels, North Sand Hill Field of 4,379 barrels, South Creole prospect of 403 barrels, and the recently acquired Welsh Field of 866 barrels. The Lejuene Well No. 1 in the North Edna Field has recently depleted the initial reservoir from which it was producing and currently operations are underway to recomplete the well to a formation which has not previously been produced. The Company anticipates that production from its existing producing properties will continue to increase. The South Creole prospect well began producing on May 15, 2007, and the Welsh Field acquisition was completed effective June 1, 2007.

Effective May 15, 2007, the Company’s South Creole prospect began producing at a rate of 3,000 gross Mcf and 45 gross barrels of condensate per day. The Company recorded revenue of $227,385 from the sale of 29,245 net Mcf’s of natural gas during the period with the average price per Mcf received of $7.78. The Company anticipates revenue from the sale of natural gas to increase in the future.

Oil and Gas Production Costs and Depletion Expense

Oil and gas production costs are comprised of the cost of operations, maintenance and repairs and severance taxes of the Company’s interests in its producing oil and gas properties. Oil and gas production costs were $285,134 for the six months ended June 30, 2007, compared to $82,933 for the six months ended June 30, 2006. The Company experienced an increase in lease operating expenses of $147,339 (excluding severance taxes) over the prior year period. The increase was attributable to an increase in the number of producing properties over the prior year period and a major well repair expense on one of the Company’s Abbeville Field wells. Lease operating expenses per barrel oil equivalent (BOE) decreased from $14.50 per BOE for the 2006 period to $11.58 per BOE for the 2007 period. The Company anticipates that lease operating expenses will increase for the balance of fiscal 2007 as a result of the well repair program the Company has initiated at its recently acquired Welsh Field as it strives to increase production. Severance taxes increased from $21,611 for the 2006 period to $76,473 for the 2007 period, which increase was a result of increased revenue.

Depletion expense was $481,520 for the six months ended June 30, 2007, which was an increase of $252,775 over the prior year period of $228,745. The Company follows the full cost method of accounting for its oil and gas properties. As the oil and gas properties are evaluated, they are transferred to the full cost pool, either as successful with associated oil and gas reserves, or as unsuccessful with no oil and gas reserves. For the six months ended June 30, 2006, the depletion rate per BOE was $54.08 and for the six months ended June 30, 2007, this rate was $26.73 per BOE. The decrease in the rate per BOE was attributable to the addition of reserves for the North Sand Hill, North Edna, South Creole and Welsh Fields.

Gross Profit (Loss)

For the six months ended June 30, 2007, the Company experienced a gross profit from oil and gas operations of $199,248 compared to a gross loss of $34,949 for the 2006 period. The Company has experienced a significant increase in revenue due to the successful completion of the Lejuene Well No.1, the Lee Walley Estate Well No. 1, the South Creole prospect and the acquisition of Welsh Field. As discussed above, the Company experienced an increase in oil and gas production costs due to the addition of these producing properties, a well repair at Abbeville Field and increased severance taxes as a result of increased revenue. The Company experienced a reduction in its depletion rate per BOE for the 2007 period over the 2006 period.

Operating Expenses

Operating expenses for the six months ended June 30, 2007 were $2,518,559 which was an increase of $319,681 when compared to the prior year period of $2,198,878. The major components of operating expenses this current period are as follows:

•
Office administration - Office administration expenses are comprised primarily of office rent, office supplies, postage, telephone and communications and Internet. Office administration increased from $72,251 for the 2006 period to $113,728 for the 2007 period, an increase of 57%. The Company moved into its new executive offices during April 2006 which accounted for a majority of the increase in office rent expense of $28,465. The Company incurred an increase in its Internet and website expenses of $16,659 for development of its website in 2007. Additional office administration expenses which created the increase were telephone and communications, office supplies, maintenance and repairs and general liability insurance.

•
Payroll and related - Payroll and related expenses decreased from $316,392 for the 2006 period to $268,687 for the 2007 period, a decrease of 15%. Payroll expenses are comprised of salaries, bonuses, payroll taxes and health insurance. During the 2006 period, the Company employed four individuals. Those employees were its CEO, CFO, former COO and executive assistant, each who earn a specified amount of cash each month and certain other benefits. The Company’s former COO earned a sign-on bonus of $100,000 in accordance with his employment agreement which is included in payroll and related expenses during the 2006 period. During the 2007 period, the Company employed five employees being its CEO and CFO for the entire six month period and its former COO, field operations manager, executive assistant and administrative clerk for portions of the six month period. The Company anticipates payroll expenses will increase in the future as the Company adds technical personnel to fully implement its business plan.

•
Investor relations - The Company continued to invest in its investor relations program during the period to inform current and potential investors of its projects and results of operations. For the six months ended June 30, 2007, the Company incurred expenses from its investor relations program of $353,640 compared to $596,496 for the 2006 period. The Company intends to continue to incur these costs in the future to keep its investors apprised of the progress of the Company.

•
Professional services - Professional services are comprised of accounting and audit fees, legal fees, engineering fees, and other outside consulting fees. Professional services increased from $139,303 for the 2006 period to $309,852 for the 2007 period, an increase of 122%. During the three months ended June 30, 2007, the Company performed due diligence on a significant acquisition, which acquisition was eventually aborted. The Company incurred approximately $75,000 in expenses for legal, land title and reservoir engineering, which expenses were charged to expense during the period. Additionally, the Company incurred a $100,000 charge to other expense for a non-refundable option fee to remove the acquisition properties from the market. Other increases are attributed to increased accounting fees for auditing the Company’s 2006 financial statements and registration statement filings and increased legal fees associated with prospect evaluation and due diligence, which increases were partially offset by reduced outside consulting fees. The Company utilizes the services of outside consultants for advice rather than employ them as employees on a full time basis. The Company intends to continue to utilize outside consultants in the future.

•
Drilling rig contract - The Company had an agreement with the operator of the St. Martinville prospect, the second well drilled with the rig, that the operator would pay a flat fee of $200,000 to truck the rig to the operator’s well and rig up in preparation for drilling. The Company was obligated to pay the excess cost which amounted to $222,389 and was charged to expense. Additionally, pursuant to its rig sharing agreement with a third party, the Company reimbursed the third party 50% of the cost to move the drilling rig from the St. Martinville prospect to the third party’s location. This resulted in a charge to expense of $180,075 for a total amount charged to expense for the period of $402,464. The Company has fulfilled its obligation pursuant to the drilling rig contract and does not anticipate any charges in the future.

•
Employee stock option expense - For the six months ended June 30, 2007, the Company performed a Black-Scholes valuation of stock options issued to its CFO on January 15, 2007 and charged to expense $41,680, as these options were immediately vested and stock options issued to its COO on June 25, 2007 and charged to expense $32,678 as 20% of these options were vested on June 30, 2007, with the remainder vesting during the following six months. In addition, the Company charged to expense the remaining unamortized fair value of options issued to its former COO who resigned effective February 15, 2007, which charge amounted to $418,133. For the six months ended June 30, 2006, the Company performed a Black-Scholes valuation of the stock options issued to its CEO, CFO and COO and incurred expense for the fair value of those options of $372,422.

•
Impairment of oil and gas properties - During the period ended June 30, 2007, the Company transferred the costs associated with its non-productive properties consisting of Veltin, North Laurel Ridge and St. Martinsville prospects to the full cost pool. The Company also transferred the costs of its South Creole prospect and Welsh Field acquisition to the full cost pool. The Company then performed a ceiling test of its full cost pool and determined an impairment charge of $372,668 was warranted. The Company performed a ceiling test of its full cost pool as of June 30, 2006 and determined an impairment of 612,486 was warranted.

•
Depreciation - The Company has recorded $22,247 of depreciation expense associated with its computer and office equipment, furniture and fixtures and leasehold improvements for the six months ended June 30, 2007. The Company is depreciating these assets using the straight-line method over useful lives from three to seven years. The Company had depreciation expense of $10,340 during the 2006 period.

•
Other operating expenses - Other operating expenses are comprised primarily of travel and entertainment, financing costs, geological and geophysical costs of maps, logs and log library memberships and licenses and fees. Other operating expenses increased from $79,188 for the 2006 period to $182,781 for the 2007 period. As mentioned above, the Company incurred a one time charge of $100,000 resulting from a non-refundable option payment pursuant to an aborted acquisition which the Company was pursuing.

Other Income (Expense)

During the six months ended June 30, 2007, the Company received interest income of $12,575 on its interest bearing checking account and a related party note due to the Company.

During the six months ended June 30, 2007, the Company incurred interest expense of $9,344 on its $75,000 principal amount of convertible debt, $37,973 on its $5,500,000 secured convertible debt and $3,731 amortization of its deferred financing costs. Additionally, the Company incurred $955,739 of non-cash interest expense in relation to recording the initial valuation of the embedded derivatives and $169,019 of non-cash interest expense from the amortization of the discount on the secured convertible notes. This compares with $14,506 for the six months ended June 30, 2006.

The Company is required to measure the fair value of the warrants and the embedded conversion features related to its secured convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion features. Accordingly, the Company recorded non-cash other income of $476,522 in the six months ended June 30, 2007, related to the change in the fair market value of the warrants and embedded derivative liability. The Company did not have any derivative liabilities during the 2006 period.

Net Loss

The Company recorded a net loss for the six months ended June 30, 2007, of $3,006,020, or $0.03 per share (basic and diluted), and a net loss of $2,232,151 or $0.03 per share (basic and diluted), for the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, the Company has a working capital balance of $1,017,356 (excluding the derivative liabilities of $4,268,127 and the current portion of the unamortized discount of the secured convertible note of $694,864) and cash balances in non-restrictive accounts of $2,375,777. The Company believes that with its current cash balance, additional borrowings available to it under its secured convertible notes and its cash flow from operations, it has sufficient capital available to it to fund its operations and the projects it has committed to during the next twelve month period. Should the Company identify a significant acquisition or participate in a capital intensive drilling program, it would be required to obtain additional funding, either through debt and/or equity financings and there can be no assurance that the Company would be successful in raising such financing. The failure to raise such financing would require the Company to scale back its current operations and possibly forego future opportunities. As of June 30, 2007, the Company had convertible short-term debt in the principal amount of $75,000, which debt is convertible at $1.00 per share anytime after to March 9, 2007.

24

Net cash used in operating activities for the six months ended June 30, 2007, was $1,327,967. The Company recorded a net loss of $3,006,020 which was partially offset by non-cash charges totaling $2,073,165. In addition, the Company experienced a decrease in its prepaid drilling contract of $958,789 resulting from the drilling of the second well pursuant to the rig contract and increases in accounts payable and accrued liabilities of $315,813 resulting from increased drilling activity. The Company experienced an increase in prepaid expenses of $608,067 primarily due to the prepayment of its Clemens Dome prospect dry hole costs and a decrease in drilling contract liability of $658,025 resulting from the drilling of the second well pursuant to the rig contract. The Company also incurred $78,500 in deferred financing costs for legal fees incurred in closing its secured convertible debentures. The non-cash charges were primarily composed of depletion and depreciation of its oil and gas properties and other fixed assets, expenses associated with the issuance of common stock for services, stock options issued to employees under the fair value method and non-cash charges associated with the valuation of embedded derivatives pursuant to the Company’s secured convertible notes.

Net cash used in investing activities was $3,589,180 which is comprised of $3,509,180 of drilling and leasehold costs on its current projects and acquisition costs of its Welsh Field purchase. The Company purchased an $80,000 certificate of deposit to fulfill its well plugging and abandonment obligations for its Welsh Field properties.

Net cash provided by financing activities of $6,875,040 includes $1,950,040 received pursuant to its Equity Distribution Agreement with YA Global Investments L.P. (formerly, Cornell Capital Partners L.P.), as discussed below, of which the Company issued 6,198,698 shares of common stock ($0.315 per share) to YA Global Investments. The Company received $5,500,000 in gross proceeds from its secured convertible notes from YA Global Investments. The Company paid $550,000 in commitment fees and $30,000 in structuring fees. The Company received $5,000 from the exercise of a former employee’s stock options.

Secured Convertible Notes

To obtain funding for the Company’s ongoing operations, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.), an accredited investor, on May 17, 2007, for the sale of $7,000,000 in secured convertible debentures. They will provide the Company with an aggregate of $7,000,000 as follows:

•	$3,500,000 was disbursed on May 17, 2007;
•	$2,000,000 was disbursed on June 29, 2007; and
•	$1,500,000 will be disbursed within three days after the effectiveness of the Company’s registration statement on Form SB-2.

Accordingly, the Company has received a total of $5,500,000, less a 10% commitment fee of $550,000 and a $15,000 structuring fee for net proceeds of $4,935,000 pursuant to the securities purchase agreement. The Company had previously paid an additional $15,000 to Yorkville Advisors as a structuring fee. In connection with the securities purchase agreement, the Company issued YA Global Investors warrants to purchase an aggregate of 8,121,500 shares of common stock as follows:

•	warrant to purchase 2,545,000 shares of common stock exercisable at $0.55 per share;
•	warrant to purchase 2,154,000 shares of common stock exercisable at $0.65 per share;
•	warrant to purchase 1,867,000 shares of common stock exercisable at $0.75 per share and
•	warrant to purchase 1,555,500 shares of common stock exercisable at $0.90 per share.

All of the warrants expire five years from the date of issuance.

The convertible debentures bear interest at 9%, mature 30 months from the date of issuance, and are convertible into the Company’s common stock, at YA Global Investments’ option, at a rate of $0.50 per share, subject to adjustment. Based on this conversion price, the $7,000,000 in secured convertible debentures, excluding interest, are convertible into 14,000,000 shares of the Company’s common stock. YA Global Investments has contractually agreed to restrict its ability to convert its debentures or exercise its warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

•
If the Company pays a stock dividend, engages in a stock split, reclassifies its shares of common stock or engages in a similar transaction, the conversion price of the secured convertible debentures will be adjusted proportionately;

•
If the Company issues rights, options or warrants to all holders of its common stock (and not to YA Global Investments) entitling them to subscribe for or purchase shares of common stock at a price per share less than $0.50 per share, other than issuances specifically permitted by the securities purchase agreement, then the conversion price of the secured convertible debentures will be adjusted on a weighted-average basis;

•
If the Company issues shares, other than issuances specifically permitted by the securities purchase agreement of its common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of its common stock, at a price per share less than $0.50 per share, then the conversion price will be adjusted to such lower price on a full-ratchet basis;

•
If the Company distributes to all holders of its common stock (and not to YA Global Investments) evidences of indebtedness or assets or rights or warrants to subscribe for or purchase any security, then the conversion price of the secured convertible debenture will be adjusted based upon the value of the distribution as a percentage of the market value of its common stock on the record date for such distribution;

•
If the Company reclassifies its common stock or engages in a compulsory share exchange pursuant to which its common stock is converted into other securities, cash or property, YA Global Investments will have the option to either (i) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of its common stock following such transaction, or (ii) demand that the Company prepay the secured convertible debentures;

•
If the Company engages in a merger, consolidation or sale of more than one-half of its assets, then YA Global Investments will have the right to (i) demand that the Company prepay the secured convertible debentures, (ii) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of its common stock following such transaction, or (iii) in the case of a merger or consolidation, require the surviving entity to issue a convertible debenture with similar terms; and

•
If there is an occurrence of an event of default, as defined in the secured convertible debentures, or the secured convertible debentures are not redeemed or converted on or before the maturity date, the secured convertible debentures shall be convertible into shares of the Company’s common stock at the lower of (i) the then applicable conversion price; (ii) 90% of the average of the three lowest volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, during the 10 trading days immediately preceding the date of conversion; or (iii) 20% of the volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, on May 17, 2007.

In connection with the securities purchase agreement, the Company also entered into a registration rights agreement providing for the filing, by July 2, 2007, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than October 15, 2007, and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) May 17, 2009. In the event of a default of the Company’s obligations under the registration rights agreement, it is required to pay to YA Global Investments, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 1% of the liquidated value of the then outstanding secured convertible debentures, up to a maximum amount of 12%.

In connection with the securities purchase agreement, the Company executed a security agreement in favor of YA Global Investments granting them a first priority security interest in certain of the Company’s goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, YA Global Investments has the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy the Company’s obligations under these agreements.

The Company incurred debt issuance costs of $78,500 associated with the issuance of the convertible notes. These costs were capitalized as deferred financing costs and are being amortized over the life of the convertible notes using the effective interest method. Amortization expense related to the deferred financing costs was $3,731 for the quarter ended June 30, 2007.

On February 3, 2006, the Company entered into an Equity Distribution Agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.). Under the Equity Distribution Agreement, the Company may, at its discretion, periodically sell to YA Global Investments shares of its common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Equity Distribution Agreement, YA Global Investments will pay Unicorp 91%, or a 9% discount on the per share price of Unicorp’s common stock on the principal market. YA Global Investments’ obligation to purchase shares of Unicorp’s common stock under the Equity Distribution Agreement is subject to certain conditions, including Unicorp obtaining an effective registration statement for shares of common stock sold under the Equity Distribution Agreement and is limited to $2,000,000 per five business days.

Upon the execution of the Equity Distribution Agreement, YA Global Investments received as a one-time commitment fee 322,222 shares of the Company’s common stock which was valued at $300,000 on the date of issuance. In connection with the Equity Distribution Agreement, the Company had also entered into a placement agent agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer. Upon execution of the placement agent agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 11,111 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of its shares on the date of issuance. The Company recorded the costs of these stock issuances and payments made for legal fees pursuant to this funding transaction as deferred offering costs on its balance sheet and charged the deferred financing costs to additional paid-in capital during the quarterly periods ended June 30 and March 31, 2006.

The Company filed an initial registration statement with the SEC registering 5,903,743 shares of Unicorp common stock which included YA Global Investments’ 322,222 shares issued as a commitment fee and Monitor Capital’s 11,111 shares issued as a placement agent fee. The initial registration statement was declared effective by the SEC on February 14, 2006, and as of August 31, 2006, the Company had issued 5,569,058 shares of its common stock to YA Global Investments and had received net proceeds of $3,982,500.

On September 8, 2006, the Company filed a new registration statement registering 10,000,000 shares of Unicorp common stock to be issued to YA Global Investments in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 of gross proceeds not received under the initial registration statement. This registration statement was declared effective by the SEC on October 23, 2006, and as June 30, 2007, the Company has issued 10,000,000 shares of its common stock to YA Global Investments and has received net proceeds of $3,372,539.

The Company will be required in the future to obtain additional funding to fully develop future projects for which it intends to participate and there can be no assurance that the Company will be able to obtain funding on terms acceptable to it, or at all.

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

In connection with the completion of its audit of, and the issuance of a report on March 20, 2007 and April 2, 2007 as to Note 2 of our financial statements for the year ended December 31, 2006, Thomas Leger & Co., L.L.P. identified deficiencies in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company concurs with the material weaknesses, as follows:

The Company has inadequate segregation of duties within each of its accounting processes and a lack of sufficient monitoring controls over these processes to mitigate this risk. The responsibilities assigned to the Chief Financial Officer include substantially all financial reporting and accounting functions with no additional personnel in the Company having an adequate knowledge of accounting principles and practices. Accordingly, the preparation of financial statements and related functional and monitoring controls has not been segregated. In addition, the Company lacks procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. generally accepted accounting principles.

On April 2, 2007, the Company’s independent registered public accounting firm identified an error that had resulted in the misstatement of previously reported depletion expense. On April 2, 2007, management and the Board of Directors concluded that the Company would amend its previously filed Form 10-KSB for the year ended December 31, 2006, to correct its reported depletion expense.

In accordance with Exchange Act Rules 13a-15 and 15d-15, and after notification from the Company’s independent registered public accounting firm regarding the misstatement, the Company has re-evaluated, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon this re-evaluation the Chief Executive Officer and Chief Financial Officer have concluded that its current disclosure controls and procedures are not effective in ensuring that the information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer) as appropriate to allow timely decisions regarding required disclosure.

The Company is committed to improving its financial organization. As part of this commitment, the Company will create a segregation of duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function, as much as practicable, by the end of fiscal 2007 to resolve non-routine or complex accounting matters. In addition, the Company will take the following actions to enhance its internal controls, when funds are available to is, which it expects to occur by the end of fiscal 2007:

(i) For all non-routine and complex accounting matters, the Company will retain the outside services of a professional accounting firm. For example, the Company has retained the services of an independent valuation firm to provide financial advisory assistance in addressing the issues underlying evaluating and valuing “embedded” derivatives involving SFAS No. 133 and accounting for hybrid financial instruments; and

(ii) The Company will emphasize enhancement of the segregation of duties based on the limited resources it has and, where practicable, it will continue to assess the cost versus benefits of adding additional resources that would mitigate the situation. To this end, the Company has hired a qualified oil and gas accounting manager to perform the daily accounting functions and subsequent reporting requirements to management and the Company is evaluating the addition of additional operations personnel.

As of April 2, 2007, there were no other material weaknesses identified other than the weaknesses identified and described above, however, these identified weaknesses continued to exist as of the end of the period ended June 30, 2007.

The Company will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Michael, Annette, Christopher, and Travis Tripkovich v. Affiliated Holdings, Inc., No. 72217-F, 16th Judicial District Court, St. Martin Parish, Louisiana was filed July 6, 2007, and served on Affiliated Holdings, Inc. on July 26, 2007. The Petition alleges that Michael Tripkovich was employed as a natural gas compression technician land supervisor with American Warrior, when he was diagnosed with chronic myelogenous leukemia in January of 2006. Prior to his employment with American Warrior, Mr. Tripkovich was employed by Hanover Corporation, Energy Industries, Fusion Plus, Inc., PMSI, Inc., and Southern Maintenance, Inc., and others for approximately nineteen (19) years. At all of these places of employment, his job duties included maintaining natural gas compressors at onshore and offshore oil and gas production and collection facilities located throughout Louisiana, Texas, Mississippi and Alabama. According to the Petition, almost all of the sites inspected by Mr. Tripkovich housed glycol units, which separated water from oil and which dried natural gas.

The plaintiff contends that during the course of his employment as a natural gas compression technician land supervisor, he was exposed to radon, radon-emitting matter, benzene and benzene-containing substances, including but not limited to, glycol, condensate, toluene, xylene, natural gas, and crude oil. Specifically, he contends that he worked at and/or near natural gas production sites and glycol units, which emitted radon, radon-emitting matter, and benzene and benzene-containing substances. Further, he alleges that he became overwhelmed by radon and/or benzene fumes and was forced to inhale toxic fumes emitted from the glycol units on a daily basis. In fact, the plaintiff provides an extensive list of the glycol units on which he worked, including serial number and location, one of which he contends was owned by Affiliated Holdings, Inc. in Abbeville, Louisiana.

Mr. Tripkovich, his wife, and children are suing for past, present, and future medical bills; past, present and future physical pain and suffering; mental anguish and distress; past, present, and future lost wages and loss of earning capacity; loss of enjoyment of life; possibility and fear of death; loss of consortium and punitive damages.

At the present time, the Company is filing a formal motion for extension of time to file responsive pleadings. The Company anticipates responding to the Petition by filing Exceptions on a number of bases, including the dilatory exception vagueness and ambiguity of the Petition, the peremptory exception of prescription, and the peremptory exception of no cause of action on the issue of punitive damages (or one that will seek to limit the time frame during which punitive damages were available), among others. Additionally, the Company will file a Motion for Summary Judgment on the basis that the plaintiff’s sole remedy against Affiliated Holdings, Inc. is worker’s compensation, if the appropriate facts are elicited during the Company’s investigation of this matter. The Company was one of 113 companies identified in the suit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended June 30, 2007, there were no sales of unregistered securities.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Articles of Incorporation of Registrant, filed as an exhibit to the registration statement on Form S-2, filed with the Securities and Exchange Commission on October 13, 1981 and incorporated herein by reference.

3.2
Certificate of Amendment to Articles of Incorporation of Registrant, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission on March 6, 1998 and incorporated herein by reference.

3.3	Bylaws, as amended, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission on March 6, 1998 and incorporated herein by reference.
4.1
Securities Purchase Agreement, dated May 17, 2007, by and between Unicorp, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.2
Secured Convertible Debenture issued to Cornell Capital Partners L.P., dated May 17, 2007, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.3
Registration Rights Agreement, dated May 17, 2007, by and between Unicorp, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.4
Form of Warrant, dated May 17, 2007, issued by Unicorp, Inc. to Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.5
Security Agreement, dated May 17, 2007, by and between Unicorp, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

10.1
Agreement and Plan of Reorganization dated December 15, 1997 by and between Unicorp, Inc., The Laissez-Faire Group, Inc., and L. Mychal Jefferson II with respect to the exchange of all of the shares owned by L. Mychal Jefferson II in The Laissez-Faire Group, Inc. for an amount of shares of Unicorp, Inc. equal to 94 percent of the issued and outstanding shares of its capital stock, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 1998 and incorporated herein by reference.

10.2
Agreement of Purchase and Sale of Assets effective as of January 1, 1998 by and between Unicorp, Inc. and Equitable Assets Incorporated with respect to purchase of 58,285.71 tons of Zeolite, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 1998 and incorporated herein by reference.

10.3
Option to Acquire the Outstanding Stock of Whitsitt Oil Company, Inc. effective as of January 1, 1998 by and between Unicorp, Inc. and AZ Capital, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on April 9, 1998 and incorporated herein by reference.

10.4
Agreement and Plan of Reorganization dated March 1, 1999 by and between Unicorp, Inc., The Auto Axzpt.com Group, Inc. and R. Noel Rodriguez with respect to the exchange of all of ‘the shares owned by the shareholders in The Auto Axzpt.com, Inc. for shares of Unicorp, Inc., filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 1999 and incorporated herein by reference.

10.5
Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company, filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on April 16, 2002 and incorporated herein by reference.

10.6
July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp., filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on April 16, 2002 and incorporated herein by reference.

10.7
Exchange Agreement dated July 29, 2004, between Unicorp, Inc. and Affiliated Holdings, Inc., filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

10.8
2004 Stock Option Plan, filed as an exhibit to the definitive information statement on Schedule 14C, filed with the Securities and Exchange Commission on September 1, 2004 and incorporated herein by reference.

10.9
Employment Agreement with Kevan Casey, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on January 26, 2007 and incorporated herein by reference.

10.10
Employment Agreement with Carl A. Chase, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on January 26, 2007 and incorporated herein by reference.

10.11
Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp, Inc. and Cornell Capital Partners, L.P., filed as an exhibit to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on November 16, 2005 and incorporated herein by reference.

10.12
Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp, Inc. and Cornell Capital Partners, LP, filed as an exhibit to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on November 16, 2005 and incorporated herein by reference.

10.13
Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc., filed as an exhibit to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on November 16, 2005 and incorporated herein by reference.

10.14
Assignment and Bill of Sale effective August 1, 2005 between Affiliated Holdings, Inc. and Walter Johnson, filed as an exhibit to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on November 16, 2005 and incorporated herein by reference.

10.15
Participation Letter Agreement dated June 2, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc., filed as an exhibit to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on November 16, 2005 and incorporated herein by reference.

10.16
Participation Letter Agreement dated July 21, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc., filed as an exhibit to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on November 16, 2005 and incorporated herein by reference.

10.17
Farmout Agreement dated April 12, 2005 between Affiliated Holdings, Inc. and La Mesa Partners, L.C, filed as an exhibit to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on November 16, 2005 and incorporated herein by reference.

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 15, 2005 and incorporated herein by reference.
21.1	List of subsidiaries, filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 22, 2004 and incorporated herein by reference.
31.1	Certification of Kevan Casey
31.2	Certification of Carl A. Chase
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

/s/ Kevan Casey	/s/ Carl A. Chase

Kevan Casey Chief Executive Officer and Director August 16, 2007	Carl A. Chase Principal Financial and Accounting Officer and Director August 16, 2007