Form 10QSB/A
period 2007-03-31
UNICORP INC /NEW
filed 2007-10-09
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO.1

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

UNICORP, INC.
INDEX TO FORM 10-QSB/A
March 31, 2007

EXPLANATORY NOTE

    Unicorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (this “Amendment”) to the Company’s Form 10-QSB for the quarter ended March 31, 2007, to make certain corrections to the Company's Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2007, as follows:

    (i)  To provide additional disclosure to Item 3. Controls and Procedures with regard to material weaknesses and steps being taken to remediate these weaknesses and
    (ii)  To update the certifications contained in this report.

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

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report on Form 10-QSB/A (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

    In connection with the completion of its audit of, and the issuance of a report on March 20, 2007, except to Note 2 as to which the date is April 2, 2007, of our financial statements for the year ended December 31, 2006, Thomas Leger & Co., L.L.P. identified deficiencies in the design or operation of the Company's internal controls that it considers to be material weaknesses in the effectiveness of its internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company concurs with the material weaknesses, as follows:

The Company has inadequate segregation of duties within each of its accounting processes and a lack of sufficient monitoring controls over these processes to mitigate this risk. The responsibilities assigned to the Company's Chief Financial Officer include substantially all financial reporting and accounting functions with no additional personnel in the Company having an adequate knowledge of accounting principles and practices. Accordingly, the preparation of financial statements and related functional and monitoring controls have not been segregated. In addition, the Company lacks procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. generally accepted accounting principles.

On April 2, 2007, the Company's independent registered public accounting firm identified an error that had resulted in the misstatement of previously reported depletion expense. On April 2, 2007, management and the Board of Directors concluded that the Company would amend its previously filed Form 10-KSB for the year ended December 31, 2006, to correct its reported depletion expense.

In accordance with Exchange Act Rules 13a-15 and 15d-15, and after notification from its independent registered public accounting firm regarding the misstatement, the Company has re-evaluated, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2006. Based upon this re-evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are not effective in ensuring that the information required to be disclosed is recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms and is accumulated and communicated to the Company's management, including its Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal accounting and financial officer) as appropriate to allow timely decisions regarding required disclosure.

The Company is committed to improving its financial organization. As part of this commitment, the Company has created a segregation of duties consistent with control objectives and has increased its personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. In addition, the Company has taken the following actions to enhance its internal controls:

(i) For all non-routine and complex accounting matters, the Company will retain the services of an independent accounting and/or valuation firm to provide financial advisory assistance. In this regard, the Company has retained an independent valuation firm to address the issues underlying evaluating and valuing “embedded” derivatives involving SFAS No. 133 and accounting for hybrid financial instruments; and

(ii) It has emphasized enhancement of the segregation of duties. To this end, the Company has hired a qualified oil and gas accounting manager to perform the daily accounting functions and subsequent reporting requirements to management. In addition, the Company has contracted an outside oil and gas operations firm to oversee field operations of its oil and gas properties to include receipt and approval of field operations work tickets for matching with field operations invoices which are ultimately approved by management for payment. The Company has also hired an office manager who is responsible for executive office costs and invoice approvals to be processed by the accounting manager for payment. Additional operations personnel may be hired prior to the end of this fiscal year to further provide for a segregation of duties and enhancement of the Company's internal controls.

These identified weaknesses continued to exist as of the end of the period ended March 31, 2007.

The Company will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary. The Company is responsible for the effectiveness of its disclosure controls and procedures and will make the appropriate effort to comply with the requirements relating to internal  controls and procedures.

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

Incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated March 1, 1999 and filed April 7, 1999
10.5	Agreement dated as of March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Opportunity Acquisition Company	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-QSB for the period ending March 31, 2001 and filed April 16, 2002
10.6	July 31, 2001 First Amendment of Agreement dated March 23, 2001, between Unicorp, Inc., Equitable Assets, Incorporated, Texas Nevada Oil & Gas Co. and Houston American Energy Corp.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ending September 30, 2001and filed April 16, 2002
10.7	Exchange Agreement dated July 29, 2004, between Registrant and Affiliated Holdings, Inc.	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-QSB for the period ended June 30, 2004 and filed August 5, 2004
10.8	2004 Stock Option Plan	Incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement filed on September 1, 2004 *
10.9	Employment Agreement with Kevan Casey	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 26,2007 *
10.10	Employment Agreement with Carl A. Chase	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 26, 2007 *
10.11	Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.12	Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp and Cornell Capital Partners, LP	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.13	Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.14	Assignment and Bill of Sale effective August 1, 2005 between Affiliated Holdings, Inc. and Walter Johnson	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.15	Participation Letter Agreement dated June 2, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.16	Participation Letter Agreement dated July 21, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
10.17	Farmout Agreement dated April 12, 2005 between Affiliated Holdings, Inc. and La Mesa Partners, L.C.	Incorporated by reference as an exhibit to the Company’s Form SB-2 filed on November 16, 2005
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Registrant’s Form KSB filed on April 15, 2005
21.1	Subsidiaries of Registrant	Exhibit 21.1 to Registrant’s Form 10-QSB filed on November 22, 2004
31.1	Certification of Robert P. Munn	Provided herewith
31.2	Certification of Carl A. Chase	Provided herewith
32.1	Certification for Sarbanes-Oxley Act of Robert P. Munn	Provided herewith
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase	Provided herewith

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:  October 9, 2007

/s/ Robert P. Munn	/s/ Carl A. Chase
Robert P. Munn	Carl A. Chase
Chief Executive Officer and Director	Principal Financial and Accounting Officer and Director