Form 10QSB/A
period 2007-06-30
UNICORP INC /NEW
filed 2007-10-09
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

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

UNICORP, INC.

EXPLANATORY NOTE

    Unicorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (this “Amendment”) to the Company’s Form 10-QSB for the quarter ended June 30, 2007, to make certain corrections to the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2007, as follows:

    (i)  To provide additional disclosure to Item 3. Controls and Procedures with regard to material weaknesses and steps being taken to remediate these weaknesses and
    (ii)  To update the certifications contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICORP, INC.
 AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,375,777	$417,884
Oil and gas receivable	791,824	409,024
Drilling rig contract receivable	123,025	--
Accounts receivable - other	--	57,677
Note and interest receivable - related party	--	207,989
Prepaid drilling contract	--	246,651
Prepaid expenses	648,298	1,743,011
Deferred financing costs, net	74,769	--
Total current assets	4,013,693	3,082,236
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	8,551,300	3,426,811
Unevaluated costs	1,781,108	1,697,644
Other fixed assets	234,314	230,306
Accumulated depletion, depreciation and impairment	(2,618,022)	(1,741,586)
Property and equipment, net	7,948,700	3,613,175
Other assets	106,477	25,914
Total assets	$12,068,870	$6,721,325
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$863,049	$547,236
Note payable	75,000	--
Current portion - secured convertible note payable net of unamortized discount of $651,286	694,864	--
Drilling contract liability	712,138	535,000
Derivative liabilities	4,268,127	--
Total current liabilities	6,613,178	1,082,236
Secured convertible note payable net of unamortized discount of $3,485,390	668,370	--
Long-term note payable, net of discount	--	69,375
Commitments and contingencies (Note 10)	--	--
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 100,964,840 and 94,516,142 issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	100,965	94,516
Treasury stock, at cost; 6,189,193 and 1,500,000 shares at June 30, 2007 and December 31, 2006, respectively	(331,014)	(120,000)
Additional paid-in capital	21,176,832	18,748,639
Accumulated deficit	(16,159,461)	(13,153,441)
Total shareholders’ equity	4,787,322	5,569,714
Total liabilities and shareholders' equity	$12,068,870	$6,721,325

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

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 15, 2005 and incorporated herein by reference.
21.1	List of subsidiaries, filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 22, 2004 and incorporated herein by reference.
31.1	Certification of Robert P. Munn
31.2	Certification of Carl A. Chase
32.1	Certification for Sarbanes-Oxley Act of Robert P. Munn
32.2	Certification for Sarbanes-Oxley Act of Carl A. Chase

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

/s/ Robert P. Munn	/s/ Carl A. Chase

Robert P. Munn Chief Executive Officer and Director October 9, 2007	Carl A. Chase Principal Financial and Accounting Officer and Director October 9, 2007