Form 10QSB
period 2007-09-30
UNICORP INC /NEW
filed 2007-11-14
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes [X] No [_]

As of November 12, 2007, there were outstanding 101,064,840 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

UNICORP, INC.
INDEX TO FORM 10-QSB
September 30, 2007

Part I	Financial Information
			Page No.
	Item 1.	Financial Statements

		Consolidated Balance Sheets September 30, 2007 (unaudited) and December 31, 2006	3

		Consolidated Statements of Operations (unaudited) Three and Nine Months Ended September 30, 2007 and 2006	4

		Consolidated Statements of Cash Flow (unaudited) Nine Months Ended September 30, 2007 and 2006	5

		Notes to Unaudited Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	18

	Item 3.	Controls and Procedures	29

Part II	Other Information

	Item 1.	Legal Proceedings	30

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

	Item 6.	Exhibits	34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,817,215	$417,884
Oil and gas receivable	984,159	409,024
Accounts receivable - other	--	57,677
Note and interest receivable - related party	--	207,989
Prepaid drilling contract	--	246,651
Prepaid expenses	54,380	1,743,011
Deferred financing costs, net	66,959	--
Total current assets	2,922,713	3,082,236
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	10,397,670	3,426,811
Unevaluated costs	728,731	1,697,644
Other fixed assets	247,970	230,306
Accumulated depletion, depreciation and impairment	(3,012,153)	(1,741,586)
Property and equipment, net	8,362,218	3,613,175
Other assets	126,772	25,914
Total assets	$11,411,703	$6,721,325
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,038,390	$547,236
Note payable	75,000	--
Current portion - secured convertible note payable net of unamortized discount of $1,852,735	685,721	--
Drilling contract liability	612,138	535,000
Derivative liabilities	2,912,051	--
Total current liabilities	5,323,300	1,082,236
Secured convertible note payable net of unamortized discount of $2,161,530	800,014	--
Long-term note payable, net of discount	--	69,375
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized, 101,064,840 and 94,516,142 issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	101,065	94,516
Treasury stock, at cost; 6,189,193 and 1,500,000 shares at September 30, 2007 and December 31, 2006, respectively	(331,014)	(120,000)
Additional paid-in capital	21,444,662	18,748,639
Accumulated deficit	(15,926,324)	(13,153,441)
Total shareholders’ equity	5,288,389	5,569,714
Total liabilities and shareholders' equity	$11,411,703	$6,721,325

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Oil and gas revenue	$805,278	$287,766	$1,771,180	$564,495
Oil and gas production costs	253,270	68,803	538,404	151,736
Depletion expense	382,719	83,960	864,239	312,705
Gross profit	169,289	135,003	368,537	100,054

Operating expenses:
Office administration	46,832	48,692	160,560	120,943
Payroll and related	233,113	132,453	501,800	448,845
Investor relations	73,043	161,990	426,683	758,486
Professional services	279,204	38,563	589,056	177,866
Drilling rig contract	123,025	314,666	525,489	314,666
Stock option expense	289,992	96,492	782,483	468,914
Impairment of oil and gas properties	--	--	372,668	612,486
Depreciation	11,412	10,783	33,659	21,123
Other	40,110	22,285	222,892	101,473
Total operating expenses	1,096,731	825,924	3,615,290	3,024,802

Loss from operations	(927,442)	(690,921)	(3,246,753)	(2,924,748)

Other income (expense):
Interest income	17,817	1,281	30,392	17,463
Interest expense- other	(257,955)	(7,515)	(1,433,761)	(18,495)
Interest expense - related parties	--	--	--	(3,526)
Change in fair value of derivatives	1,400,717	--	1,877,239	--
Total other	1,160,579	(6,234)	473,870	(4,558)
Net income (loss)	$233,137	$(697,155)	$(2,772,883)	$(2,929,306)

Net loss per share:
Basic	$0.00	$(0.01)	$(0.03)	$(0.03)
Diluted	$0.00	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding:
Basic	101,028,970	89,604,944	99,134,341	87,244,496
Diluted	101,177,340	89,604,944	99,134,341	87,244,496

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,772,883)	$(2,929,306)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and depreciation	897,899	333,828
Impairment of oil and gas properties	372,668	612,486
Stock and stock options issued for services	50,235	172,534
Stock issued for loan commitment	--	13,920
Stock option expense	782,483	468,914
Amortization of debt discounts	1,252,884	11,250
Amortization of deferred financing costs	11,541	--
Non-cash investment income	(3,883)	(5,625)
Change in fair value of derivatives	(1,877,239)	--
Changes in assets and liabilities:
Accounts receivable	(517,458)	(558,345)
Prepaid drilling contract	858,789	(836,522)
Deferred financing costs	(78,500)	(35,472)
Prepaid expenses	8,431	(509,606)
Accounts payable and accrued liabilities	491,154	(77,819)
Drilling contract liability	(535,000)	663,000
Net cash used in operating activities	(1,058,879)	(2,676,763)
Cash flows from investing activities:
Purchase of certificate of deposit	(100,000)	(25,000)
Investment in oil and gas properties and other fixed assets	(5,066,862)	(2,374,258)
Proceeds from sale of oil and gas property	750,032	--
Note receivable - related party	--	(200,000)
Deposits	--	5,000
Net cash used in investing activities	(4,416,830)	(2,594,258)
Cash flows from financing activities:
Proceeds from secured convertible note payable	5,500,000	--
Debt issuance costs	(580,000)	--
Repayment of notes payable - related parties and other	--	(367,000)
Stock issued for cash	1,950,040	3,982,500
Exercise of stock options	5,000	1,953,251
Purchase of treasury stock	--	(120,000)
Net cash provided by financing activities	6,875,040	5,448,751
Net increase in cash	1,399,331	177,730
Cash and cash equivalents, beginning of period	417,884	287,446
Cash and cash equivalents, end of period	$1,817,215	$465,176

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Continued)

Supplemental cash flow disclosures:
Interest paid	$123,041	$32,621
Taxes paid	$--	$--

Supplemental non-cash disclosures:
Stock issued for prepaid expenses	$22,580	$50,000
Stock issued for payment of accounts payable	$--	$30,000
Note issued for acquisition of leasehold interests	$--	$75,000
Purchase of treasury stock for note receivable - related party	$211,014	$--
Transfer to oil and gas properties from prepaid expenses	$1,702,780	$--

See accompanying notes to unaudited consolidated financial statements.

UNICORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 1.  Organization and Nature of Business

The accompanying unaudited consolidated financial statements of Unicorp, Inc. (the "Company" or "Unicorp") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

As of September 30, 2007, Unicorp had three wholly-owned subsidiaries as follows:

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

The Company has reclassified “Oil and gas receivable” and “Accounts payable and accrued liabilities” on its balance sheet for the period ended December 31, 2006 to reflect its current presentation at September 30, 2007.

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

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company had no unvested options outstanding as of December 31, 2005, and consequently recorded no expense associated with unvested options during the nine months ended September 30, 2006. During the quarter ended March 31, 2006, the Company issued 240,000 non-qualified stock options to its CEO and 120,000 non-qualified stock options to its CFO at an exercise price of $0.60 per share and immediately vested. The options were granted at the fair market value of the Company’s common stock on the date of grant. The Company used the Black-Scholes option pricing model and recorded $211,602 of expense in relation to these options. On February 1, 2006, the Company issued 700,000 non-qualified stock options to its COO, of which 450,000 would have vested over a two year period and 250,000 were based on performance conditions during the initial term of his employment agreement. The stock options were to expire four years from the date of grant and were exercisable at $0.05 per share. Management did not believe the performance conditions would be met and therefore did not accrue compensation expense related to the 250,000 stock options. For the 450,000 stock options which would have vested over a two year service period, the Company used the Black-Scholes option pricing model and determined the fair value of the stock options to be $771,937 which the Company began charging to expense over the two year vesting period. Since February 1, 2006 through March 31, 2007, the Company has recorded the entire fair value amount of $771,937 to expense in relation to these options. Effective February 15, 2007, the Company’s COO resigned his position and 600,000 of his 700,000 options were forfeited. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 204%, risk-free interest rate of 4.5%, and expected life of four years.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry-forwards. Accordingly, because the Company is not currently able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flows for the nine month period ended September 30, 2007.

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of September 30, 2007, there were 2,192,000 non-qualified stock options outstanding at exercise prices ranging from $0.01 to $3.50 per share and 300,000 incentive stock options outstanding at exercise prices ranging from $0.21 to $0.25 per share pursuant to the 2004 Plan and there were 937,628 shares available for issuance pursuant to the 2004 Plan. The 2004 Plan was approved by the shareholders on September 20, 2004.

During the nine months ended September 30, 2007, the Company issued 1,570,000 stock options from its 2004 Plan to four employees and a consultant, now a director, at exercise prices ranging from $0.01 to $0.36 per share, vesting from immediate to four years and lives from five to seven years. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility between 175% and 186%, risk-free interest rate between 4.2% and 4.5%, and expected life between five and seven years. During the nine months ended September 30, 2007, the Company recognized compensation expense of $347,163 in relation to these options.

   On September 4, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”), which allows for the issuance of up to 8,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. As of September 30, 2007, there were 4,000,000 incentive stock options outstanding at an exercise price of $0.21 per share, the fair market price on the date of grant, which options where issued to the Company’s newly hired CEO. The option grant vests at 25% each year beginning on the first anniversary of the issuance. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 175%, risk-free interest rate of 4.2%, and expected life of seven years. The Company began charging to expense over the four year vesting period the fair value of these options of $824,959 and during September 2007 the Company recognized compensation expense of $17,187 in relation to these options. There were no other stock options outstanding pursuant to the 2007 Plan at September 30, 2007.  None of the incentive stock options issued pursuant to the 2007 Plan are exercisable unless and until the 2007 Plan is approved by the shareholders, which approval must be received no later than September 4, 2008.

At September 30, 2007, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.01 to $3.50 and six years, respectively.

Note 3.    Net Income (Loss) Per Share

    Basic and diluted net income (loss) per share is presented in accordance with SFAS No.128 Earnings Per Share. Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period. For the quarter ended September 30, 2007, options to purchase 5,842,000 shares of common stock, warrants to purchase 8,121,500 shares of common stock and 11,000,000 shares of common stock issuable upon the conversion of the YA Global Investments L.P. secured convertible notes and 75,000 shares of common stock issuable upon the conversion of the La Mesa Partners LLP convertible note were excluded from the calculation of earnings per share since their exercise and/or conversion prices were greater than the Company's stock price of $0.21 per share at September 30, 2007. During the periods ended September 30, 2007 and 2006, there was no convertible preferred stock outstanding.

Note 4.  Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2007	December 31, 2006
Accrued production receivable	$736,982	$288,312
Joint interest receivables	247,177	120,713
Due from joint interest property operator	--	57,426
Other	--	250
Allowance for bad debts	--	--
	$984,159	$466,701

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

On December 13, 2006, the drilling rig was released from the North Laurel Ridge Prospect and began its move to the St. Martinville prospect. Per agreement, the operator of the St. Martinville prospect was limited to a maximum of $200,000 for the cost of moving, rigging up and rigging down the drilling rig on the St. Martinville prospect. The Company charged the excess amount to expense. During December 2006, the Company received $1,000,000 from the operator as a prepayment for the use of the rig, which amount was reduced to $535,000 as a result of the drilling contractor’s invoiced amount for the month of December 2006 and is represented on the balance sheet at December 31, 2006 as a drilling contract liability. As of September 30, 2007, the Company has fulfilled its obligation to drill two wells and has released the drilling rig.

Note 7.  Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2007	December 31, 2006
Prepaid drilling costs	$10,724	$1,705,375
Prepaid legal fees	9,662	4,520
Prepaid insurance	28,994	33,116
Prepaid consulting	5,000	--
	$54,380	$1,743,011

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

Note 8.  Property and Equipment

Property and equipment includes the following:

	September 30, 2007	December 31, 2006
Oil and gas properties:
Subject to depletion	$10,397,670	$3,426,811
Unevaluated costs	728,731	1,697,644
Accumulated impairment	(1,500,615)	(1,127,947)
Accumulated depletion	(1,445,872)	(581,633)
Net oil and gas properties	8,179,914	3,414,875
Other fixed assets	247,970	230,306
Accumulated depreciation	(65,666)	(32,006)
Property and equipment, net	$8,362,218	$3,613,175

Effective June 1, 2007, the Company closed on a transaction and acquired a 100% working interest, 75% net revenue interest, in the Welsh Field located in Jefferson Davis Parish, Louisiana from two separate sellers. On June 1, 2007, the Welsh Field had two wells producing approximately 45 gross barrels of oil per day, two salt water disposal wells and an additional ten wells which were not producing. Upon closing of the purchase, the Company immediately began operations to repair one saltwater disposal well and two shut-in wells which were not producing due to mechanical problems. Production from the Welsh Field is currently approximately 70 gross barrels of oil per day. The Company intends to perform well repairs and/or recomplete into new formations the remaining seven wells, and one well has been determined to provide no utility or possible conversion to a saltwater disposal well. The purchase price was $1,300,000 and was funded from by the Company’s secured convertible notes. In addition to the Welsh Field, the Company obtained additional acreage in the North, Northeast and Northwest Welsh prospects in which it began operations during the third fiscal quarter.

Note 9.  Notes Payable

Secured Convertible Notes

To obtain funding for the Company’s ongoing operations, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.), an accredited investor, on May 17, 2007, for the sale of $7,000,000 in secured convertible debentures. They will provide the Company with an aggregate of $7,000,000 as follows:

•	$3,500,000 was disbursed on May 17, 2007;
•	$2,000,000 was disbursed on June 29, 2007; and
•	$1,500,000 was disbursed on October 24, 2007.

Accordingly, as of September 30, 2007, the Company has received a total of $5,500,000, less a 10% commitment fee of $550,000 and a $15,000 structuring fee for net proceeds of $4,935,000 pursuant to the securities purchase agreement. The Company had previously paid an additional $15,000 to Yorkville Advisors as a structuring fee. In connection with the securities purchase agreement, the Company issued YA Global Investors warrants to purchase an aggregate of 8,121,500 shares of common stock as follows:

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

The convertible debentures bear interest at 9%, mature 30 months from the date of issuance, and are convertible into the Company’s common stock at a rate of $0.50 per share, subject to adjustment. Based on this conversion price, the $7,000,000 in secured convertible debentures, excluding interest, is convertible into 14,000,000 shares of the Company’s common stock. YA Global Investments has contractually agreed to restrict its ability to convert its debentures or exercise its warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

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

In connection with the securities purchase agreement, the Company also entered into a registration rights agreement providing for the filing, by July 2, 2007, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than October 15, 2007, and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) May 17, 2009. In the event of a default of the Company’s obligations under the registration rights agreement, it is required to pay to YA Global Investments, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 1% of the liquidated value of the then outstanding secured convertible debentures, up to a maximum amount of 12%. The registration statement was declared effective by the SEC on October 12, 2007.

In December 2006, FASB STAFF POSITION (“FSP”) No. EITF 00-19-2 Accounting for Registration Payment Arrangements was issued with guidance for the accounting of any future payments required by the registration rights agreement in regards to the timely filing and effectiveness of the registration statement with the SEC. This FSP specifies that the contingent obligation should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The Company filed its initial registration statement with the SEC on June 18, 2007, and it was declared effective on October 12, 2007. Consequently, the Company has not recorded a contingent liability for damages to YA Global Investments for non-effectiveness of the registration statement.

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

The Company incurred debt issuance costs of $78,500 associated with the issuance of the convertible notes. These costs were capitalized as deferred financing costs and are being amortized over the life of the convertible notes using the effective interest method. Amortization expense related to the deferred financing costs was $11,541 for the nine months ended September 30, 2007.

The Company analyzed the convertible notes and the warrants for derivative financial instruments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The convertible notes are hybrid instruments which contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract. The single compound embedded derivative features include the conversion feature with the convertible notes, the interest rate adjustment, maximum ownership and default provisions. The Company valued the compound embedded derivatives based on a probability weighted discounted cash flow model. The value at inception of the single compound embedded derivative liability was $1,958,285 and was bifurcated from the debt host contract and recorded as a derivative liability. The discount for the derivative will be accreted to interest expense using the effective interest method over the life of the convertible notes, or 30 months.

Probability - Weighted Expected Cash Flow Methodology

Assumptions: Single Compound Embedded Derivative within Convertible Note

	Inception May 17, 2007	As of September 30, 2007
Risk free interest rate	5.11%	4.89%
Timely registration	95.00%	85.00%
Default status	5.00%	5.00%
Alternative financing available and exercised	0.00%	0.00%
Trading volume, gross monthly dollars monthly rate increase	1.00%	1.00%
Annual growth rate stock price	29.7%	29.5%
Future projected volatility	211%	156%

The stock purchase warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method. The fair value of the derivative liability of the warrants was recorded at $2,723,239 at inception on May 17, 2007. The unamortized discount of the warrant derivative liability of $1,523,616 will be accreted to interest expense using the effective interest method over the life of the convertible notes, or 30 months. The total accretion expense was $291,520 for the nine months ended September 30, 2007. The remaining value of $955,739 was expensed at inception to change in fair value of derivative financial instruments since the total fair value of the derivative at inception exceeded the note proceeds.

Variables used in the Black-Scholes option-pricing model include (1) 5.11% to 4.89% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 211% to 156%; and (4) zero expected dividends.

Both the embedded and freestanding derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded as either a gain or loss in the income statement.

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations as of and through September 30, 2007 are as follows:

	Transaction Date May 17, 2007	Liability as of September 30, 2007
Derivative liability - single compound embedded derivatives within the convertible notes	$1,352,500	$1,958,285
Derivative liability - warrants	2,723,239	2,723,239
Total	$4,075,739	4,681,524
Net change in fair value of derivatives		(1,877,239)
Derivative liability		$2,804,285

The following summarizes the financial presentation of the convertible notes at inception and September 30, 2007:

	At Inception May 17, 2007	As of September 30, 2007
Notional amount of convertible notes	$3,500,000	$5,500,000
Adjustments:
Discount for single compound embedded derivatives within convertible notes	(3,500,000)	(4,305,785)
Amortized discount on notes payable	--	291,520
Convertible notes balance, net	$--	$1,485,735

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

As of the date of issuance of the notes on May 17, 2007, the fair value of options to purchase 717,000 shares totaling $107,766 was reclassified to the liability caption “Derivative liability” from additional paid-in capital. The fair value as of September 30, 2007, was determined using the closing price of $0.21, the respective exercise price ($0.35 to $3.50), the remaining term on each contract (1.1 to 4.8 years), the relevant risk free interest rate (4.23%) as well as the relevant volatility (174.79%).

The determination of fair value for the non-employee stock options includes significant estimates by management including volatility of the Company’s common stock and interest rates, among other items. The recorded value of the non-employee stock options can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for exercise of the stock options. The fluctuation in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on the Company’s reported financial condition and results of operations.

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

The convertible notes payable at September 30, 2007 and December 31, 2006, are as follows:

	Short-term	Long-term
	September 30, 2007	December 31, 2006
Note due to La Mesa Partners, L.C. in the principal amount of $75,000, at an annual interest rate of 10%, due March 9, 2008 and convertible into Company common stock at $1.00 per share. The Company has recorded $22,500 as a beneficial conversion feature on this note and has amortized $22,500 during the twelve months ended March 31, 2007.	$75,000	$69,375
Total convertible notes payable	$75,000	$69,375

Note. 10.  Accounts Payable and Accrued Liabilities

Accrued liabilities include the following:

	September 30, 2007	December 31, 2006
Accounts payable	$1,004,623	$482,071
Oil and gas payable	11,055	53,569
Accrued oil and gas production costs	10,000	5,493
Accrued interest on short-term debt	11,712	6,103
Accrued 401-K contribution	1,000	--
	$1,038,390	$547,236

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

On September 8, 2006, the Company filed a new registration statement registering 10,000,000 shares of Unicorp common stock to be issued to YA Global Investments in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 of gross proceeds not received under the initial registration statement. This registration statement was declared effective by the SEC on October 23, 2006, and as September 30, 2007, the Company has issued 10,000,000 shares of its common stock to YA Global Investments and has received net proceeds of $3,372,539.

Note `13. Common Stock

During the nine months ended September 30, 2007, the Company issued 100,000 shares of its common stock to its former COO through the exercise of 100,000 stock options and received proceeds of $5,000 ($0.05 per share), 200,000 shares to an individual for legal services which it value at $55,615 ($0.28 per share) and 50,000 shares of its restricted common stock to an individual for consulting services valued at $17,200 ($0.344 per share). In addition, the Company issued 6,198,698 shares to YA Global Investments and received net proceeds of $1,950,039.

Note 14.  Related Party Transactions

Notes Payable

See Note 5 for a discussion of loans to an affiliated shareholder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of September 30, 2007, and its results of operations for the three and nine months ended September 30, 2007 and 2006, should be read in conjunction with the audited consolidated financial statements and notes included in Unicorp’s Form 10-KSB/A (First Amendment) for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Overview

Unicorp is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids from conventional reservoirs within the United States. A majority of the Company’s operations are in the states of Louisiana, Mississippi and Texas.

Property and Equipment

Following is a description of the properties to which the Company is participating as of September 30, 2007, or intends to participate during fiscal 2007.

Abbeville Field - Vermillion Parish, Louisiana

Effective June 1, 2005, the Company completed the purchase of two producing oil wells and a saltwater disposal well with production facilities in the Abbeville Field located in Vermillion Parish, Louisiana. The purchase price was $175,000 and the Company had an approximate 35% working interest in the property. During the three months ended September 30, 2005, the Company acquired additional working interests from individuals in the Abbeville Field which has resulted in the Company owning 95.4% and 72.7% working interests in each producing oil well, respectively. The two wells are currently producing approximately 26 gross barrels of oil per day.

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

North Edna Field - Jefferson Davis Parish, Louisiana

Effective June 8, 2005, the Company obtained a 40% before payout working interest (29.6% net revenue interest) and a 30% after payout working interest, in a prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana. The Lejuene Well No. 1 was drilled to a total depth of approximately 8,800 feet and logged on March 29, 2006. The logs indicated approximately 10 feet of oil pay in the Nonion Struma section. The well was completed during the second quarter of 2006 and initially produced at approximately 120 gross barrels of oil per day beginning in August 2006. The initial formation from which the well was producing has depleted and the well has been recompleted to a new formation uphole. The well has produced approximately 115 barrels of oil per day since the well was recompleted in August 2007. Two additional well locations were identified on this prospect. Drilling operations on the first well of these two additional wells began on June 6, 2007, and on July 13, 2007, based upon electric logs run in the well, it was determined to be non-productive and the well was plugged and abandoned. The Company intends to drill the remaining well on this prospect with possible reserve potential during fiscal 2008.

North Sand Hill Field - Greene County, Mississippi

The Company entered into an agreement to drill an approximate 6,800 foot well to test the Upper Tuscaloosa formation in Greene County, Mississippi. The Lee Walley Estate Well No. 1 was drilled to a total depth of approximately 6,925 feet and encountered approximately six feet of oil pay sands. The well has been completed and initially produced at approximately 85 gross barrels of oil per day and as of the date of this report is producing approximately 24 gross barrels of oil per day. In addition to the producing well, the Company has acquired an “orphan well” from the State of Mississippi which it intends to convert into a saltwater disposal well. By increasing its saltwater disposal capabilities, the total fluid produced from the Walley Well No. 1 can be increased potentially resulting in increased oil production. The Company has a 60% working interest and an approximate 47.55% net revenue interest. An additional well location has been identified in this field which the Company anticipates will be drilled during fiscal 2008.

South Creole Prospect - Cameron Parish, Louisiana

On September 26, 2006, the Company entered into a farmout agreement to participate in the South Creole prospect located in Cameron Parish, Louisiana. The South Creole prospect was drilled to a depth of approximately 11,300 feet to test the Planulina A sand. The Company has a 28.33% before payout working interest and an approximate 21% net revenue interest in the well. Electric logs indicated approximately 35 feet of pay sand in the Planulina A sand. Production equipment was installed and the well was tied into a pipeline and began producing to sales on May 14, 2007. As of the date of this report, the well was producing approximately 2,800 gross Mcf of gas and 45 gross barrels of condensate per day.

North Cayuga Prospect - Henderson County, Texas

On January 29, 2007, the Company entered into an agreement to participate in the North Cayuga prospect located in Henderson County, Texas. The Easter Seals Well No. 1-R has been drilled to a depth of approximately 9,000 feet and initially tested approximately 50 barrels of oil per day from the Rodessa Bacon Lime sand. Production facilities are being installed and production testing will begin to determine the feasibility of drilling additional wells on this prospect. This prospect, comprised of approximately 450 gross acres, has the potential for eight wells. Unicorp has a 21% before payout working interest in the initial well and an approximate 16% working interest in all subsequent wells in this prospect. The Rodessa, Pettit, Travis Peak, Georgetown, Cotton Valley and Bossier sands are also productive zones for which this geographic area is known.

Catfish Creek Prospect - Henderson and Anderson Counties, Texas

In April 2007, the Company entered into a participation agreement to participate in the Catfish Creek prospect located in Henderson and Anderson Counties, Texas. The operator of this prospect recently recompleted the previously drilled Catfish Creek Well No. 1 which flow tested 87 barrels of oil and 266 gross Mcf of gas per day. Production is from the Rodessa Bacon Lime formation which is located between 9651 to 9658 feet deep. The Catfish Creek prospect consists of over 8,000 gross acres in which the Company along with its partners has mineral rights to a depth of 10,600 feet, and the option to participate in wells below 10,600 feet. This option is important as it will allow the Company to test both the deeper Cotton Valley and Bossier formations which are present throughout the acreage at depths below 10,600 feet. These formations are prolific hydrocarbon producers in other fields in the region. The Company is excited about the potential these formations hold and currently plans to drill a second well during the fourth quarter of 2007 to develop the Rodessa Bacon Lime discovery and possibly a deep test to the Cotton Valley formation in early 2008. The Company has a 33% before payout and 25% after payout working interest in each well drilled and an approximate 24.8% before payout and 18.75% after payout net revenue interest in each producing well.

Welsh Field - Jefferson Davis Parish, Louisiana

Effective June 1, 2007, the Company closed on a transaction and acquired a 100% working interest (75% net revenue interest) in the Welsh Field located in Jefferson Davis Parish, Louisiana from two separate sellers. On June 1, 2007, the Welsh Field had two wells producing approximately 45 gross barrels of oil per day, two salt water disposal wells and an additional ten wells which were not producing. Upon closing of the purchase, the Company immediately began operations to repair one saltwater disposal well and two shut-in wells which were not producing due to mechanical problems. All work was successful and resulting production has increased to approximately 70 gross barrels of oil per day. The Company is reviewing the potential to perform well repairs and/or recomplete into new formations in each of the remaining seven wells. The purchase price was $1,300,000 and was funded by the Company’s secured convertible notes. In addition to the Welsh Field, the Company obtained additional acreage in the North, Northeast and Northwest Welsh prospects in which it has begun operations during the third fiscal quarter.

Clemens Dome Prospect - Brazoria County, Texas

Effective July 18, 2005, the Company entered into a letter agreement to obtain an 18.75% before casing point working interest and a 15% after casing point working interest in a prospect to drill a Frio formation test well in Brazoria County, Texas. During March 2006, the Company increased its working interest to 29.412% before casing point and 25% after casing point and agreed to pay additional amounts for land and geological and geophysical costs for its increased working interest. During September 2007, the Company sold its participating interest in the Clemens Dome prospect for its original investment of approximately $750,000 with the intent of using the proceeds for further development of its Catfish Creek prospect.  This well was subsequently drilled and found to be dry by the other participants at no cost to teh Company.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities are capitalized. Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers. Excluded from amounts subject to depletion are costs associated with unevaluated properties. Natural gas and crude oil are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil. Net capitalized costs are limited to the lower of unamortized costs net of deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions and financial derivatives that hedge its oil and gas reserves; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost center being amortized and; (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.

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

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenue

For the nine months ended September 30, 2007, the Company generated revenue from the sale of oil and natural gas of $1,771,180, an increase of $1,206,685 (214%) over the prior year period. Revenue from the sale of oil was $1,323,628 for the 2007 period compared to $564,495 for the 2006 period. The price received per barrel was $62.42 for the 2007 period compared to $67.24 for the 2006 period. Oil produced from the Company’s North Sand Hill Field has a low gravity and lowers the weighted average price received for all oil sales. The price received for oil sales at North Sand Hill Field was $44.66 per barrel compared to an average of $68.78 for all other oil sales.

Sales of crude oil and condensate increased from 8,395 net barrels during the 2006 period to 21,205 net barrels during the 2007 period, an increase of 153%. The Company experienced a decrease in production from its Abbeville Field from 6,095 net barrels to 4,182 net barrels, which decrease was due to a decline in field production. The Company’s North Edna Field produced 6,121 net barrels compared to 2,300 net barrels for the 2006 period, which increase was a result of a full nine months of production in 2007. The initial formation from which the Lejuene Well No. 1 in the North Edna Field was producing has depleted and the well has been recompleted to a new formation uphole. The well has produced approximately 115 gross barrels of oil per day since the well was recompleted in August 2007. Production from three properties which were not producing during the 2006 period accounted for the remainder of the increase. These properties were North Sand Hill Field of 5,590 net barrels, South Creole Field of 988 net barrels, and the recently acquired Welsh Field of 4,321 net barrels. The South Creole prospect well began producing on May 15, 2007, and the Welsh Field acquisition was completed effective June 1, 2007.

Effective May 15, 2007, the Company’s South Creole prospect began producing at a rate of 3,000 gross Mcf and 45 gross barrels of condensate per day. The Company recorded revenue of $447,552 from the sale of 63,933 net Mcf’s of natural gas during the 2007 period with the average price per Mcf received of $7.00.

Oil and Gas Production Costs and Depletion Expense

Oil and gas production costs are comprised of the cost of operations, maintenance and repairs and severance taxes of the Company’s interests in its producing oil and gas properties. Oil and gas production costs were $538,404 for the nine months ended September 30, 2007, compared to $151,736 for the nine months ended September 30, 2006. The Company experienced an increase in lease operating expenses of $312,676 (excluding severance taxes) over the prior year period. The increase was attributable to an increase in the number of producing properties over the prior year period and a major well repair expenses on one of the Company’s Abbeville Field wells and the Lejuene Well No. 1 at North Edna Field. Lease operating expenses per barrel oil equivalent (“BOE”) increased from $11.78 per BOE for the 2006 period to $12.93 per BOE for the 2007 period. The Company anticipates that lease operating expenses will continue to increase for the balance of fiscal 2007 as a result of the well repair program the Company has initiated at its recently acquired Welsh Field as it strives to increase production. Severance taxes increased from $52,849 for the 2006 period to $126,840 for the 2007 period, which increase was a result of increased production and revenue.

Depletion expense was $864,239 for the nine months ended September 30, 2007, which was an increase of $551,534 over the prior year period of $312,705. The Company follows the full cost method of accounting for its oil and gas properties. As the oil and gas properties are evaluated, they are transferred to the full cost pool, either as successful with associated oil and gas reserves, or as unsuccessful with no oil and gas reserves. For the nine months ended September 30, 2006, the depletion rate per BOE was $37.15 and for the nine months ended September 30, 2007, this rate had declined to $27.13 per BOE. The decrease in the rate per BOE was attributable to the addition of reserves for the North Sand Hill, North Edna, South Creole and Welsh Fields.

Gross Profit (Loss)

For the nine months ended September 30, 2007, the Company experienced a gross profit from oil and gas operations of $368,537 compared to a gross profit of $100,054 for the 2006 period. The Company has experienced a significant increase in revenue due to the successful completion of the Lejuene Well No.1, the Lee Walley Estate Well No. 1, the South Creole Field and the acquisition of Welsh Field. As discussed above, the Company experienced an increase in oil and gas production costs due to the addition of these producing properties, well repairs at Abbeville and North Edna Fields and increased severance taxes as a result of increased revenue. The Company experienced a reduction in its depletion rate per BOE for the 2007 period over the 2006 period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 were $3,615,290 which was an increase of $590,488 when compared to the prior year period of $3,024,802. The major components of operating expenses are as follows:

•
Office administration - Office administration expenses are comprised primarily of office rent, office supplies, postage, telephone and communications and Internet. Office administration increased from $120,943 for the 2006 period to $160,560 for the 2007 period, an increase of 33%. The Company moved into its new executive offices during April 2006 which accounted for a majority of the increase in office rent expense of $28,799 and incurred $22,392 for development of its website during the 2007 period. Additional office administration expenses which created the increase were telephone and communications and general liability insurance which were partially offset by reductions in office supplies, dues and subscriptions and maintenance and repairs.

•
Payroll and related - Payroll and related expenses increased from $448,845 for the 2006 period to $501,800 for the 2007 period, an increase of 12%. Payroll expenses are comprised of salaries, bonuses, payroll taxes and health insurance. Effective September 10, 2007, the Company employed a new CEO and in accordance with his employment agreement he received a $100,000 cash sign-on bonus, resulting in a majority of the increase. The Company anticipates payroll expenses will increase in the future as the Company adds technical and administrative personnel to fully implement its business plan.

•
Investor relations - The Company continued to invest in its investor relations program during the period to inform current and potential investors of its projects and results of operations. For the nine months ended September 30, 2007, the Company incurred expenses from its investor relations program of $426,683 compared to $758,486 for the 2006 period. The Company intends to continue to incur these costs in the future to keep its investors apprised of the progress of the Company.

•
Professional services - Professional services are comprised of accounting and audit fees, legal fees, engineering fees, directors’ fees and other outside consulting fees. Professional services increased from $177,866 for the 2006 period to $589,056 for the 2007 period, an increase of 231%. During the nine months ended September 30, 2007, the Company performed due diligence on a significant acquisition, which acquisition was eventually terminated. The Company incurred approximately $102,000 in expenses for legal, land title and reservoir engineering, which expenses were charged to expense during the period. Additionally, the Company incurred a $100,000 charge to other expense for a non-refundable option fee to remove the acquisition properties from the market. The Company has experienced an increase of approximately $33,000 for accounting fees associated with its quarterly and annual public company filings and Form SB-2 filed in association with the Company’s YA Global Investments’ funding.

       During September 2007 the Company added two non-employee directors to its Board of directors and incurred directors’ fees of $20,000. The Company incurred executive search fees of $89,000 for the hiring of its new CEO and accounting manager during September 2007. Other increases are attributable to increased legal fees associated with prospect evaluation and due diligence. The Company utilizes the services of outside consultants for advice rather than employ them as employees on a full time basis. The Company intends to continue to utilize outside consultants in the future.

•
Drilling rig contract - The Company had an agreement with the operator of the St. Martinville prospect, the second well drilled with the rig, that the operator would pay a flat fee of $200,000 to truck the rig to the operator’s well and rig up in preparation for drilling. The Company was obligated to pay the excess cost which amounted to $345,414 and was charged to expense. Additionally, pursuant to its rig sharing agreement with a third party, the Company reimbursed the third party 50% of the cost to move the drilling rig from the St. Martinville prospect to the third party’s location. This resulted in a charge to expense of $180,075 for a total amount charged to expense for the period of $525,489. The Company has fulfilled its two well drilling committment pursuant to the drilling rig contract and at September 30, 2007 has recorded a liability of approximately $500,000 due the rig contractor.

•
Stock option expense - For the nine months ended September 30, 2007, the Company performed a Black-Scholes valuation of stock options issued to its CFO on January 15, 2007 and charged to expense $41,680, as these options were immediately vested and stock options issued to its interim COO on June 25, 2007 and charged to expense $168,007 as these options were fully vested as of September 30, 2007. In addition to the previous options, the Company performed a Black-Scholes valuation of stock options issued to its new CEO, accounting manager and office manager during September 2007 and charged to expense $154,663 for these options. The Company charged to expense the remaining unamortized fair value of options issued to its former COO who resigned effective February 15, 2007, which charge amounted to $418,133. For the nine months ended September 30, 2006, the Company performed a Black-Scholes valuation of the stock options issued to its CEO, CFO and COO and incurred expense for the fair value of those options of $468,914.

•
Impairment of oil and gas properties - During the period ended September 30, 2007, the Company transferred the costs associated with its non-productive properties consisting of Veltin, North Laurel Ridge and St. Martinsville prospects to the full cost pool. The Company also transferred the costs of its South Creole prospect and Welsh Field acquisition to the full cost pool. The Company then performed a ceiling test of its full cost pool and determined an impairment charge of $372,668 was warranted. The Company performed a ceiling test of its full cost pool as of September 30, 2006 and determined an impairment of $612,486 was warranted.

•
Depreciation - The Company has recorded $33,659 of depreciation expense associated with its computer and office equipment, furniture and fixtures and leasehold improvements for the nine months ended September 30, 2007. The Company is depreciating these assets using the straight-line method over useful lives from three to seven years. The Company had depreciation expense of $21,123 during the 2006 period.

•
Other operating expenses - Other operating expenses are comprised primarily of travel and entertainment, financing costs, geological and geophysical costs of maps, logs and log library memberships and licenses and fees. Other operating expenses increased from $101,473 for the 2006 period to $222,892 for the 2007 period. As mentioned above, the Company incurred a one time charge of $100,000 resulting from a non-refundable option payment pursuant to a terminated acquisition which the Company was pursuing.

Other Income (Expense)

During the nine months ended September 30, 2007, the Company received interest income of $30,392 on its interest bearing checking accounts, certificates of deposit and a related party note due to the Company.

During the nine months ended September 30, 2007, the Company incurred interest expense of $11,235 on its $75,000 principal amount of convertible debt, $163,726 on its $5,500,000 secured convertible debt and $11,541 amortization of its deferred financing costs. Additionally, the Company incurred $955,739 of non-cash interest expense in relation to recording the initial valuation of the embedded derivatives and $291,520 of non-cash interest expense from the amortization of the discount on the secured convertible notes. This compares with $22,021 for the nine months ended September 30, 2006.

The Company is required to measure the fair value of the warrants and the embedded conversion features related to its secured convertible notes on the date of each reporting period. The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion features. Accordingly, the Company recorded non-cash other income of $1,877,239 during the nine months ended September 30, 2007, related to the change in the fair market value of the warrants and embedded derivative liabilities. The Company did not have any derivative liabilities during the 2006 period.

Net Loss

The Company recorded a net loss for the nine months ended September 30, 2007, of $2,772,883, or $0.03 per share (basic and diluted), and a net loss of $2,929,306 or $0.03 per share (basic and diluted), for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, the Company has a working capital balance of $511,464 (excluding the derivative liability of $2,912,051) and cash balances in non-restrictive accounts of $1,817,215. At September 30, 2007, the Company has available to it from its secured convertible notes, $1,350,000 after payment of $150,000 in fees. On September 1, 2007 the Company began making interest payments on its secured convertible notes and on October 1, 2007, the Company began making principal payments on its secured convertible notes. On October 24, 2007, the Company obtained the third closing amount from its secured convertible notes of $1,350,000 after deducting fees. The Company is required to obtain additional funding to fully implement its development drilling program at its Catfish Creek and North Cayuga prospects and development of its Welsh Field acquisition and to continue to seek new acquisitions and drilling opportunities. The funding the Company will be seeking will be either through debt and/or equity financings and there can be no assurance that the Company will be successful in raising such financing. The failure to raise such financing would require the Company to scale back its current operations and possibly forego future opportunities. As of September 30, 2007, the Company had convertible short-term debt in the principal amount of $75,000, which debt is convertible at $1.00 per share anytime after to March 9, 2007, and the current portion principal amount of its secured convertible notes of $2,538,456.

Net cash used in operating activities for the nine months ended September 30, 2007, was $1,058,879. The Company recorded a net loss of $2,772,883 which was partially offset by non-cash charges totaling $1,486,588. Accounts receivable increased $517,458 as a result of an increase in joint interest billings to the Company’s working interest partners in the second well drilled at North Edna and increased amounts due from the purchasers of the Company’s oil and gas production. In addition, the Company experienced a decrease in its prepaid drilling contract of $858,789 resulting from the drilling of the second well pursuant to the rig contract and increases in accounts payable and accrued liabilities of $491,154 resulting primarily from increased drilling activity. The Company experienced a decrease in its drilling contract liability of $535,000 resulting from the drilling of the second well pursuant to the rig contract. The Company also incurred $78,500 in deferred financing costs for legal fees incurred in closing its secured convertible debentures. The non-cash charges were primarily composed of depletion and depreciation of its oil and gas properties and other fixed assets, expenses associated with the issuance of common stock for services, stock options issued to employees and consultants under the fair value method and non-cash charges associated with the valuation of embedded derivatives pursuant to the Company’s secured convertible notes.

Net cash used in investing activities was $4,416,830 which is comprised of $5,066,862 of drilling and leasehold costs on its current projects and acquisition costs of its Welsh Field purchase. During September 2007, the Company sold its participating interest in the Clemens Dome prospect for its invested cost and received a cash payment of $750,032. The Company purchased a $100,000 certificate of deposit as collateral for a plugging bond in favor of the State of Louisiana to fulfill its well plugging and abandonment obligations for its Louisiana properties.

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

Secured Convertible Notes

To obtain funding for the Company’s ongoing operations, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.), an accredited investor, on May 17, 2007, for the sale of $7,000,000 in secured convertible debentures. They have provided the Company with an aggregate of $7,000,000 as follows:

•	$3,500,000 was disbursed on May 17, 2007;
•	$2,000,000 was disbursed on June 29, 2007; and
•	$1,500,000 was disbursed on October 24, 2007.

Accordingly, the Company has received a total of $7,000,000, less a 10% commitment fee of $700,000 and a $15,000 structuring fee for net proceeds of $6,285,000 pursuant to the securities purchase agreement. The Company had previously paid an additional $15,000 to Yorkville Advisors as a structuring fee. In connection with the securities purchase agreement, the Company issued YA Global Investors warrants to purchase an aggregate of 8,121,500 shares of common stock as follows:

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

In connection with the securities purchase agreement, the Company also entered into a registration rights agreement providing for the filing, by July 2, 2007, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. The Company is obligated to use its best efforts to cause the registration statement to be declared effective no later than October 15, 2007, and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) May 17, 2009. In the event of a default of the Company’s obligations under the registration rights agreement, it is required to pay to YA Global Investments, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 1% of the liquidated value of the then outstanding secured convertible debentures, up to a maximum amount of 12%. The registration statement was declared effective by the SEC on October 12, 2007.

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

The Company incurred debt issuance costs of $78,500 associated with the issuance of the convertible notes. These costs were capitalized as deferred financing costs and are being amortized over the life of the convertible notes using the effective interest method. Amortization expense related to the deferred financing costs was $11,541 for the nine months ended September 30, 2007.

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

The Company is required in the future to obtain additional funding to fully develop its current and future projects for which it intends to participate and there can be no assurance that the Company will be able to obtain funding on terms acceptable to it, or at all.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006, and its guidance is applicable to entities in all industries. The Company has adopted the guidance in FSP AUG-AIR-1 as of January 1, 2007. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position and results of operations.

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

In connection with the completion of its audit of, and the issuance of a report on March 20, 2007, except to Note 2 as to which the date is April 2, 2007, of the Company’s financial statements for the year ended December 31, 2006, Thomas Leger & Co., L.L.P. identified deficiencies in the design or operation of the Company's internal controls that it considers to be material weaknesses in the effectiveness of its internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

These identified weaknesses continued to exist as of the end of the period ended September 30, 2007.

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

Suncoast Land Services, Inc. v. Affiliated Holdings, Inc., No. 2007,5202J, 15th Judicial District Court, Lafayette Parish, Louisiana was filed September 25, 2007, and served on Affiliated Holdings, Inc. on September 26, 2007. The Petition alleges that pursuant to a contract on open account, Suncoast furnished Affiliated Holdings, Inc. broker services in the amount of $50,135.57.  On October 3, 2007, Affiliated Holdings, Inc. remitted to Suncoast Land Services, Inc. the $50,135.57 as full payment for services and on October 23, 2007, Suncoast Land Services, Inc. dismissed the suit with prejudice.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended September 30, 2007.

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
4.1
Securities Purchase Agreement, dated May 17, 2007, by and between Unicorp, Inc. and YA Global Investments, L.P. (formerly Cornell Capital Partners L.P.), filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.2
Secured Convertible Debenture issued to YA Global Investments, L.P. (formerly Cornell Capital Partners L.P.), dated May 17, 2007, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.3
Registration Rights Agreement, dated May 17, 2007, by and between Unicorp, Inc. and YA Global Investments, L.P. (formerly Cornell Capital Partners L.P.), filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.4
Form of Warrant, dated May 17, 2007, issued by Unicorp, Inc. to YA Global Investments, L.P. (formerly Cornell Capital Partners L.P.), filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.5
Security Agreement, dated May 17, 2007, by and between Unicorp, Inc. and YA Global Investments, L.P. (formerly Cornell Capital Partners L.P.), filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

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

10.8
2004 Stock Option Plan, filed as an exhibit to the definitive information statement on Schedule 14C, filed with the Securities and Exchange Commission on September 1, 2004 and incorporated herein by reference. *

10.9
Consulting Agreement with DSC Holdings, LLC of which Kevan Casey is the sole employee, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on September 10, 2007 and incorporated herein by reference. *

10.10
Employment Agreement with Carl A. Chase, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on January 26, 2007 and incorporated herein by reference.  *

10.11
Standby Equity Agreement dated as of February 3, 2006, by and between Unicorp, Inc. and YA Global Investments L.P. (formerly Cornell Capital Partners, L.P.), filed as an exhibit to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on November 16, 2005 and incorporated herein by reference.

10.12
Registration Rights Agreement dated as of February 3, 2006, by and between Unicorp, Inc. and YA Global Investments, L.P. (formerly Cornell Capital Partners, L.P.), filed as an exhibit to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on November 16, 2005 and incorporated herein by reference.

10.13
Assignment and Bill of Sale effective June 1, 2005 between Affiliated Holdings, Inc. and Jordan Oil Company, Inc., filed as an exhibit to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on November 16, 2005 and incorporated herein by reference.

10.14
Employment Agreement with Robert P. Munn, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on September 10, 2007 and incorporated herein by reference. *

10.15	2007 Stock Option Plan, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on September 10, 2007 and incorporated herein by reference. *
10.16
Employment Agreement with James T. DeGraffenreid, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2007 and incorporated herein by reference. *

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

/s/ Robert P. Munn	/s/ Carl A. Chase
Robert P. Munn	Carl A. Chase
Chief Executive Officer and Director November 14, 2007	Principal Financial and Accounting Officer and Director November 14, 2007