Form 10KSB
period 2007-12-31
UNICORP INC /NEW
filed 2008-04-15
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 2-73389

STRIKER OIL & GAS, INC.
(Exact name of small business issuer as specified in its charter)

UNICORP, INC.

(Former name or former address, if changed since last report)

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

Check if the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 11, 2008, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $3,040,925.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐     No ☒

Issuer’s revenues for the fiscal year ended December 31, 2007, were $3,075,924.

The Registrant’s common stock outstanding as of April 11, 2008, was 102,046,739 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant’s proxy or information statement for its annual meeting of shareholders, which was filed by the Registrant on March 11, 2008.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

STRIKER OIL & GAS, INC.
FORMERLY UNICORP, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-KSB
December 31, 2007

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Form 10-KSBmay contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors which may cause Striker Oil & Gas’actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe the Company’sfuture plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This Form 10-KSBcontains forward-looking statements, including statements regarding, among other things, (a) the Company’sprojected sales and profitability, (b) itsgrowth strategies, (c) anticipated trends in itsindustry, (d) itsfuture financing plans and (e) itsanticipated needs for working capital.  These statements may be found under “Management’s Discussion and Analysis” and “Description of Business,” as well as in this Form 10-KSBgenerally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-KSBgenerally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-KSBwill in fact occur.

The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.  Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Striker Oil & Gas, Inc. (formerly Unicorp, Inc.) (“Striker” or the “Company”) is engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within the United States.  A majority of the Company’s operations are currently in the states of Louisiana, Mississippi and Texas.  Effective June 1, 2005, the Company acquired an approximate 35% working interest in the Abbeville Field located in Vermillion Parish, Louisiana.  In mid-2005, the Company acquired additional working interests from individuals in the Abbeville Field which has resulted in the Company owning a 95.4% and 72.7% working interest in each well, respectively.  In June 2005, the Company obtained a 40% before payout working interest, 30% after payout working interest, in the North Edna prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana.  The Lejuene Well No. 1 was drilled to a total depth of approximately 8,800 feet and encountered approximately 10 feet of oil pay in the Nonion Struma section.  The well was completed during the second quarter of 2006 and initially produced at approximately 120 barrels of oil per day beginning in August 2006.  The current formation from which the well was producing has depleted and the well has been recompleted to a new formation uphole from the existing depleted formation.  As of April 11, 2008, the Lejuene Well No. 1 is producing approximately 140 gross barrels of oil per day.

The Company also entered into an agreement to drill an approximate 6,800 foot well to test the Upper Tuscaloosa formation in Greene County, Mississippi.  The Lee Walley Estate Well No. 2 was drilled to a total depth of approximately 6,925 feet and encountered approximately six feet of oil pay sands.  The well has been completed and initially produced at approximately 85 barrels of oil per day.  The current formation from which the well was producing has been depleted and the Company is currently performing workover operations on the well to add additional perforations to increase production.  The Company has a 60% working interest and an approximate 47.55% net revenue interest.  In September 2006, the Company entered into a farmout agreement to participate in the South Creole prospect located in Cameron Parish, Louisiana.  The South Creole prospect was drilled to a depth of approximately 11,300 feet to test the Planulina A sand.  The Company has 28.33% before payout working interest and an approximate 19% before payout net revenue interest in the well.  Electric logs indicated approximately 35 feet of pay sand in the Planulina A sand.  During May 2007, the well began producing and as of April 11, 2008, is producing approximately 3,000 gross Mcf of gas per day and 44 gross barrels of condensate per day.

In January 2007 the Company entered into an agreement to participate in the North Cayuga prospect located in Henderson County, Texas.  The Easter Seals Well No. 1-R has been drilled to a depth of approximately 9,000 feet and the well is currently being completed in the Rodessa Bacon Lime sand.  Production facilities have been installed.  Based upon production testing results, the feasibility of drilling additional wells on this prospect will be determined.  This prospect, comprised of approximately 450 gross acres, has the potential for eight wells.  The Company has a 21% before payout working interest in the initial well and an approximate 16% working interest in all subsequent wells in this prospect.  The Rodessa, Pettit, Travis Peak, Georgetown, Cotton Valley and Bossier sands are also productive zones for which this geographic area is known.

In April 2007, the Company entered into a participation agreement to participate in the Catfish Creek prospect located in Henderson and Anderson Counties, Texas.  The operator of this prospect recently recompleted the previously drilled Catfish Creek Well No. 1 which flow tested 87 gross barrels of oil and 266 gross Mcf of gas per day.  Production is from the Rodessa Bacon Lime formation which is located between 9,651 to 9,658 feet deep.  As of April 11, 2008, the Catfish Creek Well No. 1 is producing approximately 20 gross barrels of oil per day and, due to the lack of a gas gathering system, is flaring approximately 30 gross Mcf of gas per day.  Drilling operations on the Catfish Creek Well No. 2 began in February 2008 and based upon electric logs, production casing has been run in the well and it is currently waiting on completion.  The Catfish Creek prospect consists of over 8,000 gross acres in which the Company along with its partners has mineral rights to a depth of 10,600 feet, and the option to participate in wells below 10,600 feet.  This option is important as it will allow the Company to test both the deeper Cotton Valley and Bossier formations which are present throughout the acreage at depths below 10,600 feet.  These formations are prolific hydrocarbon producers in other fields in the region.

Effective June 1, 2007, the Company closed on a transaction and acquired a 100% working interest (75% net revenue interest) in the Welsh Field located in Jefferson Davis Parish, Louisiana from two separate sellers.  On June 1, 2007, the Welsh Field had two wells producing approximately 45 gross barrels of oil per day, two salt water disposal wells and an additional ten wells which were not producing.  Upon closing of the purchase, the Company immediately began operations to repair one saltwater disposal well and two shut-in wells which were not producing due to mechanical problems.  The Company currently has saltwater disposal limitations and because of this, is limited to the amount of oil which it can produce from the four wells capable of production.  The Company is working to increase its saltwater disposal capacity which the Company believes will increase its production at Welsh Field to approximately 70 gross barrels of oil per day.  As of April 11, 2008, the Welsh Field is producing approximately 37 gross barrels of oil per day from two wells.  The purchase price was $1,300,000 and was funded from funds from the Company’s secured convertible notes.  In addition to the Welsh Field, the Company obtained additional acreage in the North, Northeast and Northwest Welsh prospects.

The Company intends to expend its capital resources to develop these projects and seek out additional opportunities for drilling of conventional reserves and acquire oil and gas producing reserves onshore within the continental United States.

The Company’s ability to generate additional revenues and continue its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue.  It incurred net losses of $1,423,363 and $3,310,279 for the fiscal years ended December 31, 2007 and 2006, respectively.  Proceeds raised by the Company may not be sufficient to complete its objectives.  Should the proceeds raised by the Company not be sufficient to complete the above objectives, it may be required to scale back its operations.  Additionally, production information as of April 11, 2008, is not necessarily indicative of future production data and it should be expected that future production numbers may decrease over time.

Business Strategy

In order to successfully implement its business objectives, the Company will focus its efforts on onshore U.S. development opportunities; growth through acquisition of proven reserves with upside potential; manage its risks with a risk mitigation process; and integrate its network of knowledgeable and trusted individuals into the company team along with an extended network of oil and gas professionals to broker oil and gas opportunities.

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

Environmental Matters

The Company’s natural gas and crude oil exploration, development and production operations are subject to stringent U.S. federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection.  Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), issue regulations to implement and enforce such laws, and compliance is often difficult and costly.  Failure to comply may result in substantial costs and expenses, including possible civil and criminal penalties. These laws and regulations may:

●	require the acquisition of a permit before drilling commences;
●	restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and processing activities;
●	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas;
●	require remedial action to prevent pollution from former operations such as plugging abandoned wells; and
●	impose substantial liabilities for pollution resulting from operations.

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

Competition

Competition in the oil and gas industry is extreme.  The Company competes with major oil companies, large and small independents, and individuals for the acquisition of leases and properties.  Most competitors have financial and other resources which substantially exceed the Company’s.  Resources of its competitors may allow them to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the Company.  The Company’s ability to replace and expand its reserves is dependent on its ability to select and acquire producing properties and prospects for future drilling.  The primary areas in which the Company encounters substantial competition are in locating and acquiring desirable leasehold acreage for its drilling and development operations, locating and acquiring attractive producing oil and gas properties, and obtaining purchasers and transporters of the oil and gas it produces.  There is also competition between producers of oil and gas and other industries producing alternative energy and fuel.  The Company faces significant competition from a large number of other oil and gas companies in the areas in which it operates, primarily in East Texas and the Texas and Louisiana gulf coasts.

Customers

Once production begins from the Company’s properties, typical customers will be marketers of oil and natural gas products and the Company will seek end-users for the sale of its production.

Employees

The Company currently has four employees, Kevan Casey, Chief Executive Officer, James T. DeGraffenreid, Vice President of Land and Business Development an accounting manager and an administrative assistant, all as needed.  The Company may add additional employees as required to implement its business plan.  Currently, the Company relies on the expertise provided by consulting reservoir and drilling engineers, financial and administrative professionals, land personnel and geologists and geophysicists.

Striker was originally incorporated in the State of Nevada under the name of Texoil, Inc., changed its name to Unicorp, Inc. in March 1999, and subsequently changed its name to Striker Oil & Gas, Inc. in April 2008.  The Company’s principal executive offices are located at 5075 Westheimer Road, Suite 975, Houston, Texas 77056 and its telephone number is (713) 402-6700.  The Company is a Nevada corporation.  The Company’s Internet address is http://www.strikeroil.com.  Information contained on the Company’s web site is not a part of this annual report.  The Company’s stock is traded on the OTC Bulletin Board.

Risk Factors

You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this annual report could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.  In evaluating the Company you should consider carefully, among other things, the factors and the specific risks set forth below, and in documents the Company incorporates by reference.  This annual report contains forward-looking statements that involve risks and uncertainties.

Risks Relating to the Company’s Business

Striker Has a History of Losses Which May Continue, Which May Negatively Impact Its Ability to Achieve Its Business Objectives.

The Company incurred a net loss of $3,310,279 for the fiscal year ended December 31, 2006, and a net loss of $1,423,363 for the fiscal year ended December 31, 2007 and expects to incur a net loss in fiscal 2008.  Its operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that its future operations will be profitable.  The Company may not achieve its business objectives and the failure to achieve such goals would have an adverse impact on it.

If the Company Is Unable to Obtain Additional Funding Its Business Operations Will be Harmed and If It Does Obtain Additional Financing Its Then Existing Shareholders May Suffer Substantial Dilution.

The Company will require approximately $5.5 million to sustain and expand its exploration and drilling activities during fiscal 2008.  The Company believes it has sufficient working capital to fund its current operations and debt payments for the next twelve months, however, if it does not raise additional funds it will not be able to grow its business.  Additional capital will be required to effectively support the operations and to otherwise implement its overall business strategy.  There can be no assurance that financing will be available in amounts or on terms acceptable to it, if at all.  The inability to obtain additional capital will restrict its ability to grow and may reduce its ability to continue to expand its business operations.  If the Company is unable to obtain additional financing, it will likely be required to curtail its development plans.  Any additional equity financing may involve substantial dilution to the Company’s then existing shareholders.

The Company Is Currently Dependent on Other Oil and Gas Operators for Operations on Its Properties.

Some of the Company’s current operations are properties in which it owns a minority interest.  As a result, the drilling and operations are conducted by other operators, upon which the Company is reliant for successful drilling and revenues.  In addition, as a result of its dependence on others for operations on its properties, the Company has limited control over the timing, cost or rate of development on such properties.  As a result, drilling operations may not occur in a timely manner or take more time than it anticipates as well as resulting in higher expenses.  The inability of these operators to adequately staff or conduct operations on these properties, or experience a short-fall in funding their proportionate interest, could have a material adverse effect on the Company’s revenues and operating results.

The Potential Profitability of Oil and Gas Ventures Depends Upon Factors Beyond the Company’s Control.

The potential profitability of oil and gas properties is dependent upon many factors beyond the Company’s control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments.  Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  These changes and events may materially affect the Company’s financial performance.

Adverse weather conditions can also hinder drilling operations.  A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well.  In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.  The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond the Company’s control.  These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection.  These factors cannot be accurately predicted and the combination of these factors may result in the Company not receiving an adequate return on invested capital.

The Oil and Gas Industry Is Highly Competitive and There Is No Assurance That the Company Will Be Successful In Acquiring Leases.

The oil and gas industry is intensely competitive.  The Company competes with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs.  Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds.  The Company cannot predict if the necessary funds can be raised or that any projected work will be completed.

If Natural Gas or Crude Oil Prices Decrease or the Company’s Exploration and Development Efforts Are Unsuccessful, It May Be Required to Take Write Downs.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles.  The reported financial results and disclosures were developed using certain significant accounting policies, practices and estimates, which are discussed in the Management’s Discussion and Analysis of Financial Condition and Plan of Operations section.  The Company follows the full cost method of accounting for its oil and gas properties.  Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities are capitalized.  Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.  The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers.  Excluded from amounts subject to depletion are costs associated with unevaluated properties.  Natural gas and crude oil are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil.  Net capitalized costs are limited to the lower of unamortized costs net of deferred tax or the cost center ceiling.  The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions and financial derivatives that hedge its oil and gas reserves; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost center being amortized and; (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.  A write down of these capitalized costs could be required if natural gas and/or crude oil prices were to drop precipitously at a reporting period end.  Future price declines or increased operating and capitalized costs without incremental increases in natural gas and crude oil reserves could also require the Company to record a write down.

Reserve Estimates Depend on Many Assumptions that May Turn Out to Be Inaccurate and Any Material Inaccuracies in These Reserve Estimates or Underlying Assumptions May Materially Affect the Quantities and Present Value of the Company’s Reserves.

The process of estimating natural gas and crude oil reserves is complex.  It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors.  Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves disclosed.

In order to prepare these estimates, the Company and independent petroleum engineers engaged by it must project production rates and timing of development expenditures.  It and the engineers must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary.  The process also requires economic assumptions with respect to natural gas and crude oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Therefore, estimates of natural gas and crude oil reserves are inherently imprecise.

Actual future production, natural gas and crude oil prices and revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and crude oil reserves most likely will vary from the Company’s estimates.  Any significant variance could materially affect the estimated quantities and present value of reserves disclosed herein.  In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and crude oil prices and other factors, many of which are beyond its control.

You should not assume that the present value of future net revenues disclosed herein is the current market value of the Company’s estimated crude oil reserves.  In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate.  Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.  Any changes in consumption by natural gas and crude oil purchasers or in governmental regulations or taxation will also affect actual future net cash flows.  The timing of both the production and the expenses from the development and production of natural gas and crude oil properties will affect the timing of actual future net cash flows from proved reserves and their present value.  In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor.  The effective interest rate at various times and the risks associated with the Company’s business or the oil and gas industry in general will affect the accuracy of the 10% discount factor.

Oil and Gas Operations Are Subject to Comprehensive Regulation Which May Cause Substantial Delays or Require Capital Outlays in Excess of Those Anticipated Causing an Adverse Effect on the Company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  Environmental standards imposed by federal or local authorities may be changed and any such changes may have material adverse effects on the Company’s activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on the Company.  Additionally, the Company may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons.  To date the Company has not been required to spend any material amount on compliance with environmental regulations.  However, it may be required to do so in the future and this may affect its ability to expand or maintain its operations.

Exploration and Production Activities Are Subject to Environmental Regulations Which May Prevent or Delay the Commencement or Continuance of the Company’s Operations.

In general, the Company’s exploration and production activities are subject to federal, state and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Compliance with these laws and regulations has not had a material effect on the Company’s operations or financial condition to date.  Specifically, the Company is subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes.  In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.  However, such laws and regulations are frequently changed and the Company is unable to predict the ultimate cost of compliance.  Generally, environmental requirements do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the industry.

The Company believes that its operations comply, in all material respects, with all applicable environmental regulations.  The Company’s operating partners and the Company itself maintain insurance coverage customary to the industry; however, it is not fully insured against all possible environmental risks.

Exploratory Drilling Involves Many Risks and the Company May Become Liable for Pollution or Other Liabilities Which May Have an Adverse Effect on Its Financial Position.

Drilling operations generally involve a high degree of risk.  Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved.  The Company may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure.  Incurring any such liability may have a material adverse effect on its financial position and results of operations.

Any Change to Government Regulation/Administrative Practices May Have a Negative Impact on the Company’s Ability to Operate and Its Profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the Company’s ability to carry on its business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on the Company.  Any or all of these situations may have a negative impact on the Company’s ability to operate and/or its profitably.

If the Company Is Unable to Identify and Complete Future Acquisitions, It May Be Unable to Continue Its Growth.

A portion of the Company’s growth has been due to acquisitions of producing properties.  It expects to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms it consider to be favorable to it.  However, it may not be able to identify suitable acquisition opportunities.  Even if the Company identifies favorable acquisition targets, there is no guarantee that it can acquire them on reasonable terms or at all.  If the Company is unable to complete attractive acquisitions, the growth that the Company has experienced recently may decline.

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

In addition, significant acquisitions can change the nature of the Company’s operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geological characteristics or geographic location than its existing properties.

If the Company Is Unable to Retain the Services of Mr. Casey or if the Company Is Unable to Successfully Recruit Qualified Managerial and Field Personnel Having Experience in Oil and Gas Exploration, It May Not Be Able to Continue Its Operations.

The Company’s success depends to a significant extent upon the continued services of Mr. Casey, the Company’s Chief Executive Officer and a director.  Loss of the services of Mr. Casey could have a material adverse effect on the Company’s growth, revenues, and prospective business.  The Company does not have key-man insurance on the life of Mr. Casey.  In addition, in order to successfully implement and manage the Company’s business plan, it will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration and production business.  Competition for qualified individuals is intense.  There can be no assurance that the Company will be able to find, attract and retain existing employees or that it will be able to find, attract and retain qualified personnel on acceptable terms.

Delays in Obtaining Oil Field Equipment and Increasing Drilling and Other Service Costs Could Adversely Affect the Company’s Ability to Pursue Its Drilling Program.

Due to the recent record high oil and gas prices, there is currently a high demand for and a general shortage of drilling equipment and supplies.  Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling equipment, crews and associated supplies, equipment and services.  The Company believes that these shortages could continue.  In addition, the costs and delivery times of equipment and supplies are substantially greater now than in prior periods.  Accordingly, the Company cannot assure you that it will be able to obtain necessary drilling equipment and supplies in a timely manner or on satisfactory terms, and it may experience shortages of, or material increases in the cost of, drilling equipment, crews and associated supplies, equipment and services in the future.  Any such delays and price increases could adversely affect the Company’s ability to pursue its drilling program.

The Company’s Principal Stockholders, Officers and Directors Own a Controlling Interest in the Company’s Voting Stock and Investors Will Not Have Any Voice in the Company’s Management.

The Company’s officers and directors, along with two additional stockholders, own approximately 69.8% of all votes by its shareholders.  As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to the Company’s stockholders for approval, including:

•	election of the board of directors;
•	removal of any of the directors;
•	amendment of the company’s certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the Company.

As a result of their ownership and positions, the Company’s directors, executive officers and principal stockholders collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, sales of significant amounts of shares held by the Company’s directors and executive officers, or the prospect of these sales, could adversely affect the market price of the Company’s common stock.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce its stock price or prevent its stockholders from realizing a premium over the Company’s stock price.

Risks Relating to the Company’s Current Financing Arrangement

There Are a Large Number of Shares Underlying the Company’s Convertible Debentures and Warrants That May Be Available for Future Sale and the Sale of These Shares May Depress the Market Price of the Company’s Common Stock.

As of April 11, 2008, there were 102,046,739 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 41,666,680 shares of common stock and outstanding warrants to purchase 21,732,681 shares of common stock.  The sale of these shares may adversely affect the market price of the Company’s common stock.

The Issuance of Shares Upon Conversion of the Convertible Debentures and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to the Company’s Existing Stockholders.

The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion.  Although the debenture holder may not convert its convertible debentures and/or exercise its warrants if such conversion or exercise would cause it to own more than 4.99% of the Company’s outstanding common stock, this restriction does not prevent the selling stockholder from converting and/or exercising some of its holdings, selling these shares and then converting the rest of its holdings.  In this way, the debenture holder could sell more than this limit while never holding more than this limit.

If the Company Is Required for Any Reason to Repay Its Outstanding Secured Convertible Debentures, It Would Be Required to Deplete Its Working Capital, if Available, or Raise Additional Funds.  The Company’s Failure to Repay the Convertible Debentures, if Required, Could Result in Legal Action Against It, Which Could Require the Sale of Substantial Assets.

In May 2007, the Company entered into a securities purchase agreement for the sale of $7,000,000 principal amount of secured convertible debentures.  The secured convertible debentures are due and payable, with 9% interest, 30 months from the date of issuance, unless sooner converted into shares of the Company’s common stock.  Any event of default such as the Company’s failure to repay the principal or interest when due, its failure to issue shares of common stock upon conversion by the holder, its failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the securities purchase agreement or related secured convertible debentures, the assignment or appointment of a receiver to control a substantial part of the Company’s properties or business, the filing of a money judgment, writ or similar process against the company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company and the delisting of its common stock could require the early repayment of the secured convertible debentures, including a default interest rate on the outstanding principal balance of the secured convertible debentures if the default is not cured within the specified grace period.  The Company anticipates that the full amount of the secured convertible debentures will be converted into shares of its common stock, in accordance with the terms of the secured convertible debentures.  If the Company were required to repay the secured convertible debentures, it would be required to use its limited working capital and raise additional funds.  If the Company were unable to repay the secured convertible debentures when required, the debenture holders could commence legal action against it and foreclose on all of its assets to recover the amounts due.  Any such action would require the Company to curtail or possibly cease operations.

If An Event of Default Occurs under the Securities Purchase Agreement, Secured Convertible Debentures or Security Agreements, the Investor Could Take Possession of All of the Company’s Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

In connection with the securities purchase agreement, the Company executed a security agreement in favor of the investor granting it a first priority security interest in certain of its goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property.  The security agreement states that if an event of default occurs under the securities purchase agreement, secured convertible debentures or security agreement, the investor has the right to take possession of the collateral, to operate the Company’s business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy the Company’s obligations under these agreements.

Risks Relating to the Company’s Common Stock

If the Company Fails to Remain Current in Its Reporting Requirements, It Could Be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell the Company’s Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Bulletin Board, such as the Company, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  If the Company fails to remain current on its reporting requirements, it could be removed from the OTC Bulletin Board.  As a result, the market liquidity for the Company’s securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company’s securities and the ability of stockholders to sell their securities in the secondary market.

The Company’s Common Stock Is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Its Securities Is Limited, Which Makes Transactions in the Company’s Stock Cumbersome and May Reduce the Value of an Investment in the Company’s Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of the Company’s common stock and cause a decline in the market value of its stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.  DESCRIPTION OF PROPERTY

Effective February 2, 2006, the Company entered into a thirty-eight month lease, beginning April 1, 2006, for approximately 5,582 square feet of office space from Walton Houston Galleria Office, L.P. (“Walton”).  Under the terms of the lease, the Company was required to issue a forty (40) month $25,000 letter of credit secured by a $25,000 certificate of deposit in favor of Walton and pay the initial three months rent in advance.  This lease will expire on May 31, 2009.

        Following is a listing of current producing properties and/or projects to which the Company is currently participating, or will participate, during fiscal 2008.  Additionally, production information as of April 11, 2008, is not necessarily indicative of future production data and it should be expected that future production numbers may decrease over time.

Abbeville Field – Vermillion Parish, Louisiana

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

North Edna Field – Jefferson Davis Parish, Louisiana

Effective June 8, 2005, the Company obtained a 40% before payout working interest (29.6% net revenue interest) and a 30% after payout working interest, in a prospect to drill an approximate 9,000 foot test well in Jefferson Davis Parish, Louisiana.  The Lejuene Well No. 1 was drilled to a total depth of approximately 8,800 feet and logged on March 29, 2006.  The logs indicated approximately 10 feet of oil pay in the Nonion Struma section.  The well was completed during the second quarter of 2006 and initially produced at approximately 120 gross barrels of oil per day beginning in August 2006.  The initial formation from which the well was producing has depleted and the well has been recompleted to a new formation uphole.  The well has produced approximately 140 barrels of oil per day since the well was recompleted in August 2007.  Two additional well locations were identified on this prospect.  Drilling operations on the first well of these two wells began on June 6, 2007, and on July 13, 2007, based upon electric logs run in the well, it was determined to be non-productive and the well was plugged and abandoned.  The Company intends to drill the remaining well on this prospect with possible reserve potential during fiscal 2008.

North Sand Hill Field – Greene County, Mississippi

The Company entered into an agreement to drill an approximate 6,800 foot well to test the Upper Tuscaloosa formation in Greene County, Mississippi.  The Lee Walley Estate Well No. 2 was drilled to a total depth of approximately 6,925 feet and encountered approximately six feet of oil pay sands.  The well has been completed and initially produced at approximately 85 barrels of oil per day.  The current formation from which the well was producing has been depleted and the Company is currently performing workover operations on the well to add additional perforations to increase production.  The Company has a 60% working interest and an approximate 47.55% net revenue interest.  An additional well location has been identified in this field which the Company may drill during fiscal 2008.

South Creole Prospect – Cameron Parish, Louisiana

In September 2006, the Company entered into a farmout agreement to participate in the South Creole prospect located in Cameron Parish, Louisiana.  The South Creole prospect was drilled to a depth of approximately 11,300 feet to test the Planulina A sand.  The Company has 28.33% before payout working interest and an approximate 19% before payout net revenue interest in the well.  Electric logs indicated approximately 35 feet of pay sand in the Planulina A sand.  During May 2007, the well began producing and as of April 11, 2008, is producing approximately 3,000 gross Mcf of gas per day and 44 gross barrels of condensate per day.

North Cayuga Prospect – Henderson County, Texas

In January 2007 the Company entered into an agreement to participate in the North Cayuga prospect located in Henderson County, Texas.  The Easter Seals Well No. 1-R has been drilled to a depth of approximately 9,000 feet and the well is currently being completed in the Rodessa Bacon Lime sand.  Production facilities have been installed.  Based upon production testing results, the feasibility of drilling additional wells on this prospect will be determined.  This prospect, comprised of approximately 450 gross acres, has the potential for eight wells.  The Company has a 21% before payout working interest in the initial well and an approximate 16% working interest in all subsequent wells in this prospect.  The Rodessa, Pettit, Travis Peak, Georgetown, Cotton Valley and Bossier sands are also productive zones for which this geographic area is known.

Catfish Creek Prospect – Henderson and Anderson Counties, Texas

In April 2007, the Company entered into a participation agreement to participate in the Catfish Creek prospect located in Henderson and Anderson Counties, Texas.  The operator of this prospect recently recompleted the previously drilled Catfish Creek Well No. 1 which flow tested 87 gross barrels of oil and 266 gross Mcf of gas per day.  Production is from the Rodessa Bacon Lime formation which is located between 9651 to 9658 feet deep.  As of April 11, 2008, the Catfish Creek Well No. 1 is producing approximately 20 gross barrels of oil per day and, due to the lack of a gas gathering system, is flaring approximately 30 gross Mcf of gas per day.  Drilling operations on the Catfish Creek Well No. 2 began in February 2008 and based upon electric logs, production casing has been run in the well and it is currently waiting on completion.  The Company’s independent reservoir engineer has identified an additional six proved undeveloped drilling locations on this prospect and the Company anticipates drilling these locations during fiscal 2008 and 2009 to further test the Rodessa formation.

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

Welsh Field – Jefferson Davis Parish, Louisiana

Effective June 1, 2007, the Company closed on a transaction and acquired a 100% working interest (75% net revenue interest) in the Welsh Field located in Jefferson Davis Parish, Louisiana from two separate sellers.  On June 1, 2007, the Welsh Field had two wells producing approximately 45 gross barrels of oil per day, two salt water disposal wells and an additional ten wells which were not producing.  Upon closing of the purchase, the Company immediately began operations to repair one saltwater disposal well and two shut-in wells which were not producing due to mechanical problems.  The Company currently has saltwater disposal limitations and because of this, is limited to the amount of oil which it can produce from the four wells capable of production.  The Company is working to increase its saltwater disposal capacity which the Company believes will increase its production at Welsh Field to approximately 70 gross barrels of oil per day.  As of April 11, 2008, the Welsh Field is producing approximately 37 gross barrels of oil per day from two wells.

The purchase price was $1,300,000 and was funded from funds from the Company’s secured convertible notes.  The Company’s independent reservoir engineer has identified two proved undeveloped locations which the Company anticipates drilling in fiscal 2009.  In addition to the Welsh Field, the Company obtained additional acreage in the North, Northeast and Northwest Welsh prospects

West Abbeville Prospect – Vermillion Parish, Louisiana

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

ITEM 3.                       LEGAL PROCEEDINGS

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

At the present time, the Company is filing a formal motion for extension of time to file responsive pleadings.  The Company anticipates responding to the Petition by filing Exceptions on a number of bases, including the dilatory exception vagueness and ambiguity of the Petition, the peremptory exception of prescription, and the peremptory exception of no cause of action on the issue of punitive damages (or one that will seek to limit the time frame during which punitive damages were available), among others.  Additionally, the Company will file a Motion for Summary Judgment on the basis that the plaintiff’s sole remedy against Affiliated Holdings, Inc. is worker’s compensation, if the appropriate facts are elicited during the Company’s investigation of this matter.  The Company was one of 113 companies identified in the suit.  The Company does not expect the outcome of this suit will have a material impact on its results of operations or cash flows.

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 12, 2008, the Company mailed an information statement to its shareholders for informational purposes only pursuant to Section 14(c) of the Securities Exchange Act of 1934 and the related rules and regulations.  The information statement was furnished in connection with the following actions, which were approved by unanimous consent of the Company’s Board of Directors and the written consent of shareholders owning 70,947,808 shares or 69.8% of the outstanding shares of the Company’s common stock:

(i) an amendment to the Company’s Articles of Incorporation to change the name of the corporation from Unicorp, Inc. to Striker Oil & Gas, Inc.;

(ii) an amendment to the Company’s Articles of Incorporation to add a provision that allows the Chairman of the Board the ability to break a tie vote of the board;

 (iii) an amendment to the Company’s Articles of Incorporation to implement a reverse stock split of the Company’s common stock, par value $0.001 per share, at a ratio of not less than 1-for-2 and not greater than 1-for-10, with the exact ratio to be set within such range in the discretion of the Board of  Directors, without further approval or authorization of shareholders, provided that the Board of Directors determines to effect the reverse stock split and such amendment is filed with the Nevada Secretary of State no later than December 31, 2008;

(iv) the election of Kevan Casey and Robert G. Wonish to the Board of Directors to serve until the Company’s next annual meeting of shareholders or until their respective successors have been duly elected;

(v) the adoption of the Company’s 2007 Stock Option Plan (the “Plan”); and

(vi) ratify Malone & Bailey, PC as the Company’s independent registered public accounting firm.

The record date established by the Board of Directors for purposes of determining the number of outstanding shares of voting capital stock was February 27, 2008 (the “Record Date”).  As of the Record Date, there were 101,715,257 shares of the Company’s common stock issued and outstanding.  The common stock constitutes the only outstanding class of voting securities.  Each share of common stock entitles the holder to one (1) vote on all matters submitted to the shareholders.

Under Nevada corporate law (“Nevada Law”), the Company’s Articles of Incorporation and its Bylaws, all activities requiring shareholder approval may be taken by obtaining the written consent and approval of shareholders having not less than the minimum number of votes which would be necessary to authorize or take the action at a meeting at which all shares entitled to vote on a matter were present and voted, may be substituted for the special meeting.  According to Nevada Law, a vote by 51% of the outstanding shares of voting capital stock entitled to vote on the matter is required in order to effect the amendments to the Articles of Incorporation.

Accordingly, the Company amended its Articles of Incorporation to reflect the name change and allow the Chairman of the Board the ability to break a tie vote of the board.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the quarterly high and low bid information for the Company’s common stock as reported by the National Association of Securities Dealers' Over-The-Counter Bulletin Board for the periods indicated below.  The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year 2007	High	Low
Quarter ended December 31	$0.21	$0.08
Quarter ended September 30	$0.35	$0.19
Quarter ended June 30	$0.42	$0.33
Quarter ended March 31	$0.43	$0.31
Year 2006
Quarter ended December 31	$0.81	$0.37
Quarter ended September 30	$1.02	$0.62
Quarter ended June 30	$1.10	$0.46
Quarter ended March 31	$2.14	$0.55

Holders of Common Stock

As of April 11, 2008, the Company had approximately 5,100 record holders of the Company’s common stock.  The number of record holders was determined from the records of the Company’s transfer agent.  The transfer agent of the Company’s common stock is OTC Stock Transfer Inc., 231 East 2100 South Suite F, Salt Lake City, Utah 84114.

Dividends

The Company has never declared or paid any cash dividends on its common stock.  It does not anticipate paying any cash dividends to stockholders in the foreseeable future.  By the terms of the Company’s agreements with YA Global Investments, L.P. (formerly, Cornell Capital Partners, L.P.), the Company is required to obtain the prior written consent of YA Global Investments, L.P. prior to paying dividends or redeeming shares of its stock while the secured convertible debentures are outstanding.  Any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors and will be dependent upon its financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2007, with respect to the Company’s compensation plans under which common stock is authorized for issuance.  The Company believes that the exercise price for all of the options set forth below reflects fair market value.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	2,825,333	$0.530	604,295
Equity Compensation Plans not Approved by Security Holders	6,000,000	0.203	2,000,000
Total	8,825,333	$0.309	2,604,295

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended December 31, 2007.

Equity Repurchases by Issuer

The following table sets forth information, as of December 31, 2007, with respect to the Company’s repurchase of common shares during fiscal 2007.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans Or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
March 2007	4,689,193	(1)	$0.045	--	--
Total	4,689,193		$0.045	--	--

(1)            On May 3, 2006, the Company entered into a loan agreement with Mr. Tommy Allen, a shareholder, whereby the Company loaned Mr. Allen $200,000 at an interest rate of six percent (6%) and due May 3, 2007, provided however, that on and after August 3, 2006, the Company may accelerate the maturity in its sole discretion to a date no earlier than twenty (20) business days after giving Mr. Allen notice. The note was initially secured with 19,690,000 shares of Striker common stock pursuant to a security agreement dated May 3, 2006. On March 30, 2007, the Company retired the note and accrued interest through the exchange of 4,689,193 shares of Mr. Allen’s common stock at $0.045 per share for a total exchange value  of $211,014.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the Company’s financial condition as of December 31, 2007, and its results of operations for the twelve months ended December 31, 2007, should be read in conjunction with the audited consolidated financial statements and notes included elsewhere in this report.

Overview

Striker Oil & Gas, Inc. is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids from conventional reservoirs within the United States.  A majority of the Company’s operations are in the states of Louisiana, Mississippi and Texas.

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of Americarequires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities.  Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.  Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made.  The significant accounting policies are described in more detail in Note 2 to the Company’s audited consolidated financial statements included elsewhere herein this Form 10-KSB.

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

Results of Operations for the YearEnded December 31, 2007Compared to the YearEnded December 31, 2006

Revenue

For the yearended December 31, 2007, the Company generated revenue from the sale of oil and natural gas of $3,075,924, an increase of $2,151,426 (233%) over the prior year period. Revenue from the sale of oil was $2,283,798 for the 2007 period compared to $924,498 for the 2006 period.  The price received per barrel was $71.01 for the 2007 period compared to $60.95 for the 2006 period.  Oil produced from the Company’s North Sand Hill Field has a low gravity of approximately 20 degrees and lowers the weighted average price received for all oil sales.  The price received for oil sales at North Sand Hill Field for the 2007 period was $47.23 per barrel compared to an average of $77.17 for all other oil sales.

Sales of crude oil and condensate increased from 15,172 net barrels during the 2006 period to 32,160 net barrels during the 2007 period, an increase of 112%.  The Company experienced a decrease in production from its Abbeville Field from 8,099 net barrels to 5,596 net barrels, which decrease was due to a decline in field production.  The Company’s North Edna Field produced 10,012 net barrels during 2007 compared to 5,005 net barrels for the 2006 period, which increase was a result of a full year’s production in 2007.  The initial formation from which the Lejuene Well No. 1 in the North Edna Field was producing depleted during 2007 and the well has been recompleted to a new formation uphole.  The well has produced approximately 140 gross barrels of oil per day since the well was recompleted in August 2007.

Sales of crude oil from the Company’s North Sand Hill Field increased from 2,068 net barrels in 2006 to 6,610 net barrels in 2007.  The increase was attributable to a full year’s production in 2007.  Effective June 1, 2007, the Company acquired the Welsh Field in Jefferson Parish, Louisiana.  Sales of crude oil from the Welsh Field were 7,649 net barrels.  The South Creole Field well began producing on May 15, 2007, and the Company recorded sales of 1,789 net barrels of during the 2007 period.  The Company’s discovery on its Catfish Creek prospect began producing in November 2007, and the Company sold 504 net barrels of oil during the period.

As discussed in the previous paragraph, effective May 15, 2007, the Company’s South Creole Field well began producing.  For the period May 17 through December 31, 2007, the Company sold 110,456 net Mcf of gas at an average price of $7.17 per Mcf for total gas revenue for the 2007 period of $792,126.

Oil and Gas Production Costs and DepletionExpense

Oil and gas production costs are comprised of thecost of operations, maintenance and repairsand severance taxes of the Company’s interests in its producing oil and gas properties.  Oil and gas production costs were $893,214for the yearended December 31, 2007, compared to $236,359for the year ended December 31, 2006.  The Company experienced an increase in lease operating expenses of $525,264(excluding severance taxes) over the prior year period.  The increase was attributable to an increase in the number of producing properties over the prior year period and major well repair expenses on one of the Company’s Abbeville Field wells and the Lejuene Well No. 1 at North Edna Field.  Lease operating expenses (excluding severance taxes)  per barrel oil equivalent (“BOE”) increased from $9.82 per BOE for the 2006 period to $13.33 per BOE for the 2007 period.  The Company has experienced a high operating cost per BOE at its Welsh Field which is primarily attributable to the poor condition of the wells when the Company acquired them.  The Company anticipates that lease operating expenses will continue to increase during fiscal 2008 as a result of the well repair program the Company has initiated at Welsh Field as it strives to increase production.  Severance taxes increased from $87,316 for the 2006 period to $218,906 for the 2007 period, which increase was a result of increased revenue as a result of increased production and product prices over the 2006 period.

Depletion expense was $1,005,101 for the year ended December 31, 2007, which was an increase of $669,879over the prior year period of $335,222.  The Company follows the full cost method of accounting for its oil and gas properties.  As the oil and gas properties are evaluated, they are transferred to the full cost pool, either as successful with associated oil and gas reserves, or as unsuccessful with no oil and gas reserves.  For the year ended December 31, 2006, the depletion rate per BOE was $22.09 and for the year ended December 31, 2007, this rate had declined to $19.88 per BOE.  The decrease in the rate per BOE was primarily attributable to the addition of reserves for the South Creole and Welsh Fields and Catfish Creek prospect.

Gross Profit

For the yearended December 31, 2007, the Company experienced a gross profitfrom oil and gas operations of $1,177,609compared to a gross profitof $352,917for the 2006period, an increase of $824,692, or 234%.  The Company has experienced a significant increase in revenue due to the successful completion of the Lejuene Well No.1, theLee Walley Estate Well No. 2, the Catfish Creek Well No. 1, the South Creole Field and the acquisition of Welsh Field.  As discussed above, the Company experienced an increase in oil and gas production costs due to the addition of these producing properties, well repairs at Abbeville and North Edna Fields and increased severance taxes as a result of increased revenue.  The Company experienced a reduction in its depletion rate per BOE for the 2007 period over the 2006 period.

Operating Expenses

Operating expenses for the yearended December 31, 2007were $4,485,511which was an increase of $831,365, or 235%, when compared to the prior year period of $3,654,146.  The major components of operating expenses areas follows:

•
Office administration– Office administration expenses are comprised primarily of office rent, office supplies, postage, telephone and communications and Internet.  Office administration increased from $173,405for the 2006period to $214,573for the 2007period, an increase of 24%.  The Company moved into its new executive offices duringApril 2006 which accounted for a majority of the increase in office rent expense of $26,406, incurred an increase of $16,534 for development of its website during the 2007 period and incurred an increase in general liability and umbrella insurance of $8,229 as a result of increased activity.  Additional office administration expenses which created the increase were telephone and communicationswhich were partially offset by reductions in office supplies, dues and subscriptions and maintenance and repairs.

•
Payroll and related– Payroll and related expenses increasedfrom $663,804for the 2006period to $776,083for the 2007period, an increase of 17%.  Payroll expenses are comprised of salaries, bonuses, payroll taxes and health insurance.  During 2007, the Company employed a new CEO and Vice President of Land and Business Development and in accordance with their employment agreements they each received cash sign-on bonuses of $100,000 and $50,000, respectively.  In addition, these individuals received annual salaries of $300,000 and $200,000, respectively.  The combination of these items were primarily responsible for the increases in payroll and related expenses.  The Company anticipates payroll expenses will increase in the future as the Company adds technical and administrative personnel to fully implement its business plan.

•
Investor relations- The Company continuedto invest in its investor relations program during the period to inform current and potential investors of its projects and results of operations.  For the year ended December 31, 2007, the Company incurred expenses from its investor relations program of $507,061compared to $967,120 for the 2006period, a decrease of $460,059, or 48%.  The Company intends to continue to incur these costs in the future to keep its investors apprised of the progress of the Company.

•
Professional services– Professional services are comprised of accounting and audit fees, legal fees, engineering fees, directors’ fees and other outside consulting fees.  Professional services increasedfrom $269,106for the 2006period to $794,731for the 2007period, an increaseof 195%.  During the year ended December 31, 2007, the Company performed due diligence on a significant acquisition, which acquisition was eventually aborted.  The Company incurred approximately $102,000 in expenses for legal, land title and reservoir engineering, which expenses were charged to expense during the period.  Additionally, the Company incurred a $100,000 charge to other expense for a non-refundable option fee to remove the acquisition properties from the market.  The Company has experienced an increase of approximately $35,000 for accounting fees associated with its quarterly and annual public company filings and Form SB-2 filed in association with the Company’s YA Global Investments’ funding.

During September 2007 the Company added two non-employee directors to its Board of directors and incurred directors’ fees of $60,000 for the year ended December 31, 2007.  The Company incurred executive search fees of $89,000 for the hiring of its new CEO and accounting manager during September 2007.  Other increases are attributable to increased legal fees associated with prospect evaluation and due diligence.  The Company utilizes the services of outside consultants for advice rather than employ them as employees on a full time basis.  The Company intends to continue to utilize outside consultants in the future.

•
Drilling rig contract– The Company had an agreement with the operator of the St. Martinville prospect, the second well drilled with the contracted drilling rig, that the operator would pay a flat fee of $200,000 to truck the rig to the operator’s well and rig up in preparation for drilling.  The Company was obligated to pay the excess cost which amounted to $345,414 and was charged to expense.  Additionally, pursuant to its rig sharing agreement with a third party, the Company reimbursed the third party 50% of the cost to move the drilling rig from the St. Martinville prospect to the third party’s location.  This resulted in a charge to expense of $180,075.  During the quarter ended December 31, 2007, the Company negotiated a $100,000 reduction in the amount due to the drilling rig contractor and reduced the total amount charged to expense for the period to  $426,676.  The Company has fulfilled its obligation pursuant to the drilling rig contract and does not anticipate any charges in the future.

•
Stock option expense – For the year ended December 31, 2007, the Company performed a Black-Scholes valuation of stock options issued to its CFO on January 15, 2007 and charged to expense $41,680, as these options were immediately vested and stock options issued to its interim COO on June 25, 2007 and charged to expense $168,007 as these options were fully vested on September 4, 2007.  In addition to the previous options, the Company performed a Black-Scholes valuation of stock options issued to its new CEO, Vice President of Land and Business Development, accounting manager and administrative assistant during 2007 and charged to expense $289,035 for these options.  The Company charged to expense the remaining unamortized fair value of options issued to its former COO who resigned effective February 15, 2007, which charge amounted to $418,133.  For the year ended December 31, 2006, the Company performed a Black-Scholes valuation of the stock options issued to its CEO, CFO and COO and incurred expense for the fair value of those options of $546,342.

•
Impairment of oil and gas properties– During the year ended December 31, 2007, the Company transferred the costs associated with its non-productive properties consisting of Veltin, North Laurel Ridge and St. Martinsville prospects to the full cost pool.  The Company also transferred the costs of its South Creole prospect and Welsh Field acquisition to the full cost pool.  The Company then performed a ceiling test of its full cost pool and determined an impairment charge of $372,668 was warranted.  The Company performed a ceiling test of its full cost pool as of December 31, 2006 and determined an impairment of $612,486 was warranted.

•
Depreciation– During the year ended December 31, 2007, the Company recorded $45,753of depreciation expense associated with its computer and office equipment, furniture and fixtures and leasehold improvements for the year ended December 31, 2007.  The Company is depreciating these assets using the straight-line method over useful lives from three to seven years.  The Company had depreciation expense of $32,006 during the 2006period.

•
Other operating expenses– Other operating expenses are comprised primarily of travel and entertainment, financing costs,bad debt expense,geological and geophysical costs of maps, logs and log library memberships and licenses and fees.  Other operating expenses increased from $127,493for the 2006period to $431,111for the 2007period.  As previously mentioned, the Company incurred a one-time charge of $100,000 resulting from a non-refundable option payment pursuant to an aborted acquisition which the Company was pursuing.  In addition, the Company incurred a bad debt expense charge of $166,790 for uncollectable amounts due from working interest owners involved in two of the Company’s drilling projects.  The Company intends to use all means available to it to collect these amounts.

Other Income (Expense)

During the yearended December 31, 2007, the Company received interest income of $44,539on its interest bearing checking accounts, certificates of depositand a related party note due to the Company.

During the year ended December 31, 2007, the Company incurred interest expense of $13,125 on its $75,000 principal amount of short-term convertible debt, $302,766 on its $7,000,000 secured convertible debt, $19,369 amortization of its deferred financing costs and $543 of interest on a short-term financing agreement.  Additionally, the Company incurred $955,739 of non-cash interest expense in relation to recording the initial valuation of the embedded derivatives and $454,217 of non-cash interest expense from the amortization of the discount on the secured convertible notes.  This compares with $29,813 for the year ended December 31, 2006.

During the quarter ended December 31, 2007, the Company initiated principal payments on its secured convertible notes to YA Global Investments and recorded a gain on the settlement of the embedded derivatives associated with the notes of $147,979.

The Company is required to measure the fair value of the warrants and the embedded conversion features related to its secured convertible notes on the date of each reporting period.  The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion features.  Accordingly, the Company recorded non-cash other income of $3,437,780 during the year ended December 31, 2007, related to the change in the fair market value of the warrants and embedded derivative liabilities.  The Company did not have any derivative liabilities during the 2006 period.

Net Loss

The Companyrecorded a net loss for the yearended December 31, 2007, of $1,423,363, or $0.01per share (basic and diluted), and a net loss of $3,310,279or $0.04per share (basic and diluted), for the yearended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, the Company has a negative working capital balance of $1,044,762 (excluding the derivative liability of $1,479,268) and cash balances in non-restrictive accounts of $608,944.   The Company believes that its current cash balances as well as revenue from its existing producing properties will be sufficient to fund its operations for the next twelve months.  On September 1, 2007 the Company began making interest payments on its secured convertible notes and on October 1, 2007, the Company began making principal payments on its secured convertible notes.  The Company is required to obtainadditional fundingto fully implement its development drilling program at its Catfish Creek and North Edna prospects and development of its Welsh Field acquisition and to continue to seek new acquisitions and drilling opportunities.  The funding the Company will be seeking will beeither through debt and/or equity financings and there can be no assurance that the Company willbe successful in raising such financing.  The failure to raise such financing wouldrequire the Company to scale back its currentoperationsand possibly forego future opportunities.  As of December 31, 2007, the Company had convertible short-term debt in the principal amount of $75,000, which debt is convertible at $1.00 per share anytime after to March 9, 2007, and the current portion principal amount of its secured convertible notes of $2,538,456.

Net cash used inoperating activities for the yearended December 31, 2007, was $2,127,006.  The Company recorded a net loss of $1,423,363which was partially offset by non-cash charges totaling $257,126.  Accounts receivable increased $1,107,396 which increase is primarily attributable to  increased amounts due from the purchaser of the Company’s oil and gas production from its South Creole well which began production in May 2007 and the Company had received no sales revenue as of December 31, 2007.  In addition, the Company experienced a decrease in its prepaid drilling contract of $819,489 resulting from the drilling of the second well pursuant to the drilling rig contract and increases in accounts payable and accrued liabilities of $480,222 resulting primarily from increased drilling activity.  The Company experienced a decrease in its drilling contract liability of $535,000 resulting from the drilling of the second well pursuant to the rig contract.  The Company also incurred $78,500 in deferred financing costs for legal fees incurred in closing its secured convertible notes.  The non-cash charges were primarily composed of depletion and impairment of its oil and gas properties, expenses associated with the issuance of common stock for services,stock options issued to employees and consultants under the fair value methodand non-cash charges associated with the valuation of embedded derivatives pursuant to the Company’s secured convertible notes.

Net cash used in investing activities was $5,182,088 which is comprised of $5,832,120 of drilling and leasehold costs on its current projectsand acquisition costs of its Welsh Field purchase.  During September 2007, the Company sold its participating interest in the Clemens Dome prospect for its invested cost and received a cash payment of $750,032.  The Company purchased a $100,000 certificate of deposit as collateral for a plugging bond in favor of the State of Louisianato fulfill its well plugging and abandonment obligations for its Louisianaproperties.

Net cash provided by financing activities of $7,500,154 includes $1,950,040 received pursuant to its Equity Distribution Agreement with YA Global Investments L.P. (formerly, Cornell Capital PartnersL.P.), as discussed below, of which the Companyissued 6,198,698shares of common stock ($0.315per share) to YA Global Investments.  The Company received $7,000,000 in gross proceeds from its secured convertible notes from YA Global Investments.  The Company paid $700,000 in commitment fees and $30,000 in structuring fees. The Company received $5,000 from the exercise of a former employee’s stock options.

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

On February 20, 2008, the Company entered into an Amendment Agreement (“Amendment”) with YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, “YA Global”), amending certain notes and warrants entered into in connection with the Securities Purchase Agreement executed on May 17, 2007, by and between the Company and YA Global.

The Amendment amends the notes as follows: (i) the interest rate was increased from 9% to 14%; (ii) the maturity date was changed from November 17, 2009 to December 31, 2010; (iii) the conversion price was changed from $0.50 per share to $0.15 per share; (iv) the Company agreed to make monthly payments of principal and interest of $100,000 beginning on March 1, 2008 and a one-time balloon payment of $1,300,000 due and payable on December 31, 2009.

The Amendment amends the warrants as follows: Warrant A-1’s exercise price was decreased from $0.55 per share to $0.15 per share; Warrant B-1’s exercise price was decreased from $0.65 per share to $0.25 per share; Warrant C-1’s exercise price was decreased from $0.75 per share to $0.35 per share; and Warrant D-1’s exercise price was decreased from $0.90 per share to $0.50 per share.

In addition, in connection with the Amendment, the Company issued the following additional four warrants:

•	A warrant (A-2) to purchase 6,786,667 shares of common stock at $0.15 per share, which expires on May 17, 2012.
•	A warrant (B-2) to purchase 3,446,400 shares of common stock at $0.25 per share, which expires on May 17, 2012.
•	A warrant (C-2) to purchase 2,133,714 shares of common stock at $0.35 per share, which expires on May 17, 2012.
•	A warrant (D-2) to purchase 1,244,400 shares of Common Stock at $0.50 per share, which expires on May 17, 2012.

Each of the four warrants described above contains standard adjustment provisions for stock splits, distributions, reorganizations, mergers and consolidations.

The remaining terms and conditions of the notes and warrants are still in full force and effect.

Equity Distribution Agreement

On February 3, 2006, the Company entered into an Equity Distribution Agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.).  Under the Equity Distribution Agreement, the Company may, at its discretion, periodically sell to YA Global Investmentsshares of its common stock for a total purchase price of up to $10,000,000.  For each share of common stock purchased under the Equity Distribution Agreement, YA Global Investmentswill pay Unicorp 91%, or a 9% discount on the per share price of Unicorp’s common stock on the principal market.  YA Global Investments’obligation to purchase shares of Unicorp’s common stock under the Equity Distribution Agreement is subject to certain conditions, including Unicorp obtaining an effective registration statement for shares of common stock sold under the Equity Distribution Agreement and is limited to $2,000,000 per five business days.

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

The Company isrequired in the future to obtain additional funding to fully develop its current and future projects for which it intends to participateand there can be no assurance that the Company will be able to obtain funding on terms acceptable to it, or at all.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements(“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2007, and through the date of this annual report is as follows:

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$145,481	$--	$145,481	$--	$--
Employment agreements for executive officers and directors	883,333	--	883,333	--	--
Total	$1,028,814	$--	$1,028,814	$--	$--

Off-Balance Sheet Arrangements

The Company doesnot have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Striker Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Striker Oil & Gas, Inc. (formerly Unicorp, Inc.) and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Striker Oil & Gas, Inc. as of December 31, 2007, and the results of its operations, and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Malone & Bailey PC
Malone & Bailey PC

www.malone-bailey.com
April 14, 2008
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Striker Oil & Gas, Inc. (formerly Unicorp, Inc.)

We have audited the accompanying consolidated balance sheet of Striker Oil & Gas, Inc. (formerly Unicorp, Inc.) and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the December 31, 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Striker Oil & Gas, Inc. (formerly Unicorp, Inc.) as of December 31, 2006, and the results of its operations, and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/  Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.

March 20, 2007
Houston, Texas

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
(FORMERLY UNICORP, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$608,944	$417,884
Oil and gas receivable, net of allowance of $166,789at December 31, 2007	1,574,097	409,024
Accounts receivable – other	--	57,677
Note and interest receivable – related party	--	207,989
Prepaid drilling contract	--	246,651
Prepaid expenses	333,164	1,743,011
Deferred financing costs, net	59,131	--
Total current assets	2,575,336	3,082,236
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	11,913,806	3,426,811
Unevaluated costs	711,521	1,697,644
Other fixed assets	263,059	230,306
Accumulated depletion, depreciation and impairment	(3,165,108)	(1,741,586)
Property and equipment, net	9,723,278	3,613,175
Other assets	128,146	25,914
Total assets	$12,426,760	$6,721,325
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,027,459	$547,236
Notes payable	100,111	--
Current portion – secured convertible note payable net of unamortized discount of $1,064,419	2,166,341	--
Drilling contract liability	326,187	535,000
Derivative liabilities	1,479,268	--
Total current liabilities	5,099,366	1,082,236
Long-term liabilities:
Secured convertible note payable net of unamortized discount of $2,797,247	221,995	--
Long-term note payable, net of discount	--	69,375
Asset retirement obligations	748,757	--
Total liabilities	6,070,118	1,151,611
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized,
101,064,840 and 94,516,142 issued and outstanding at December 31, 2007 and 2006, respectively	101,065	94,516
Treasury stock, at cost; 6,189,193 and 1,500,000 shares at December 31, 2007 and 2006, respectively	(331,014)	(120,000)
Additional paid-in capital	21,163,395	18,748,639
Accumulated deficit	(14,576,804)	(13,153,441)
Total shareholders’ equity	6,356,642	5,569,714
Total liabilities and shareholders' equity	$12,426,760	$6,721,325

See accompanying notes to audited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
(FORMERLY UNICORP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Oil and gas revenue	$3,075,924	$924,498
Oil and gas production costs	893,214	236,359
Depletion expense	1,005,101	335,222
Gross profit	1,177,609	352,917

Operating expenses:
Office administration	214,573	173,405
Payroll and related	776,083	633,804
Investor relations	507,061	967,120
Professional services	794,731	269,106
Drilling rig contract	426,676	292,384
Stock option expense	916,855	546,342
Impairment of oil and gas properties	372,668	612,486
Depreciation	45,753	32,006
Other	431,111	127,493
Total operating expenses	4,485,511	3,654,146

Loss from operations	(3,307,902)	(3,301,229)

Other income (expense):
Interest income	44,539	20,763
Interest expense- other	(1,745,759)	(26,288)
Interest expense – related parties	--	(3,525)
Gain on settlement of derivatives	147,979	--
Change in fair value of derivatives	3,437,780	--
Total other	1,884,539	(9,050)
Net loss	$(1,423,363)	$(3,310,279)

Net loss per share:
Basic and diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	99,620,933	88,429,620

See accompanying notes to audited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
(FORMERLY UNICORP, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
JANUARY 1, 2006 TO DECEMBER 31, 2007

				Additional		Total
	Common Stock Treasury			Paid-in	Accumulated	Shareholders’
	Shares	Amount Stock		Capital	Deficit	Equity

Balances, January 1, 2006	83,324,467	$83,324	$--	$10,897,478	$(9,843,162)	$1,137,640
Stock issued for financing	24,000	24	--	13,896	--	13,920
Beneficial conversion feature of note payable	--	--	--	22,500	--	22,500
Stock and stock options issued for services	102,098	102	--	222,432	--	222,534
Fair value of stock options	--	--	--	565,406	--	565,406
Stock issued for payment of accounts payable	37,788	38	--	29,962	--	30,000
Exercise of stock options	1,486,000	1,486	--	1,951,765	--	1,953,251
Purchase of treasury stock	--	--	(120,000)	--	--	(120,000)
Stock issued for cash, net of offering costs	9,541,789	9,542	--	5,045,200	--	5,054,742
Net loss	--	--	--	--	(3,310,279)	(3,310,279)
Balances, December 31, 2006	94,516,142	94,516	(120,000)	18,748,639	(13,153,441)	5,569,714
Exchange of note receivable for treasury stock	--	--	(211,014)	--	--	(211,014)
Fair value of stock options	--	--	--	916,855	--	916,855
Mark to market fair value of non-employee stock options	--	--	--	(40,492)	--	(40,492)
Gain on extinguishment of convertible debt	--	--	--	(334,934)	--	(334,934)
Gain on settlement of derivatives	--	--	--	(147,979)	--	(147,979)
Stock issued for services	250,000	250	--	72,565	--	72,815
Exercise of stock options	100,000	100	--	4,900	--	5,000
Stock issued for cash, net of offering costs	6,198,698	6,199	--	1,943,841	--	1,950,040
Net loss	--	--	--	--	(1,423,363)	(1,423,363)
Balances, December 31, 2007	101,064,840	$101,065	$(331,014)	$21,163,395	$(14,576,804)	$6,356,642

See accompanying notes to audited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
(FORMERLY UNICORP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,423,363)	$(3,310,279)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and depreciation	1,050,854	367,228
Impairment of oil and gas properties	372,668	612,486
Stock and stock options issued for services	72,815	172,534
Stock issued for loan commitment	--	13,920
Stock option expense	916,855	565,406
Amortization of debt discounts	1,415,581	16,875
Amortization of deferred financing costs	19,369	--
Gain on settlement of derivatives	(147,979)	--
Non-cash investment income	(5,257)	(8,903)
Change in fair value of derivatives	(3,437,780)	--
Changes in assets and liabilities:
Accounts receivable	(1,107,396)	(371,180)
Prepaid drilling contract	572,838	(246,651)
Deferred financing costs	(78,500)	(46,318)
Prepaid expenses	(292,933)	(1,464,413)
Accounts payableand accrued liabilities	480,222	(4,854)
Drilling contract liability	(535,000)	535,000
Net cash used in operating activities	(2,127,006)	(3,169,149)
Cash flows from investing activities:
Purchase of certificate of deposit	(100,000)	(25,000)
Investment in oil and gas propertiesand other fixed assets	(5,832,120)	(3,411,664)
Proceeds from sale of oil and gas property	750,032	--
Note receivable – related party	--	(200,000)
Deposits	--	5,000
Net cash used in investing activities	(5,182,088)	(3,631,664)
Cash flows from financing activities:
Proceeds from secured convertible note payable	7,000,000	--
Repayment of secured convertible note payable	(749,997)	--
Debt issuance costs	(730,000)	--
Proceeds from notes payable – related parties and other	32,000	100,000
Repayment of notes payable – related parties and other	(6,889)	(467,000)
Stock issued for cash	1,950,040	5,465,000
Exercise of stock options	5,000	1,953,251
Purchase of treasury stock	--	(120,000)
Net cash provided by financing activities	7,500,154	6,931,251
Net increase in cash	191,060	130,438
Cash and cash equivalents, beginning of period	417,884	287,446
Cash and cash equivalents, end of period	$608,944	$417,884

See accompanying notes to audited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
(FORMERLY UNICORP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(Continued)

	2007	2006
Supplemental cash flow disclosures:
Interest paid	$255,877	$32,621
Taxes paid	$--	$--

Supplemental non-cash disclosures:
Stock issued for prepaid expenses	$22,580	$50,000
Stock issued for payment of accounts payable	$--	$30,000
Note issued for acquisition of leasehold interests	$--	$75,000
Note receivable - related party exchanged for Company stock	$211,014	$--
Asset retirement obligations	$748,757	$--
Transfer to oil and gas properties from prepaid expenses	$1,702,780	$--

See accompanying notes to audited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
(FORMERLY UNICORP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1.                                 Organization and Nature of Business

Striker Oil & Gas, Inc. (formerly Unicorp, Inc.) (the “Company” or “Striker”), was originally incorporated in May 1981, in the State of Nevada under the name of Texoil, Inc.  The Company is a natural resource company engaged in the exploration, exploitation, acquisition, development and production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within the U.S.  Substantial portions of Striker’s operations are conducted in Louisiana, Mississippi and Texas.  On February 27, 2008, the shareholders approved the name change from Unicorp, Inc. to Striker Oil & Gas, Inc.

As of December 31, 2007, Striker had three wholly-owned subsidiaries as follows:

•
Affiliated Holdings, Inc. (“AHI”) – This subsidiary was incorporated in the State of Texas on July 12, 2004, for the purpose of the acquisition and development of oil and natural gas properties.  On July 29, 2004, AHI exchanged 100% of its common stock for approximately 99.2% of the common stock of Striker.  AHI is the subsidiary from which the Company is conducting its oil and gas operations.

•
Marcap International, Inc. (“Marcap”) – This subsidiary was incorporated in Texas on August 23, 1984, as Whitsitt Oil Company to engage in oil and gas exploration and production activities in Ohio and Texas.  Marcap was acquired by the Company in 1988 and the name, Whitsitt Oil Company, was changed to Martex Trading Co., Inc. and subsequently to Marcap.  This subsidiary is a dormant subsidiary with no operations, no assets and no liabilities.

•
Laissez-Faire Group, Inc. (“LFGI”) – This subsidiary was incorporated in Texas on August 16, 1996 and acquired by the Company on December 31, 1997.  LFGI has not yet engaged in any significant business activities.  This subsidiary is a dormant subsidiary with no operations, no assets and no liabilities.

Note 2.                       Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany transactions and account balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase.  At December 31, 2007 and 2006, the Company had $608,944 and $417,884, respectively, in time deposits with a local bank with the maximum amount insured by the FDIC of $100,000.

Accounts Receivable

The Company’s customers are natural gas and crude oil purchasers.  Each customer of the Company is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter.  Receivables are generally due in 30 to 60 days.  When collections of specific amounts due are no longer reasonably assured, an allowance for doubtful accounts is established.  During 2007, three purchasers accounted for 69%, 20% and 10%, respectively, of the Company’s total consolidated crude oil and natural gas sales.  Also included in accounts receivable are amounts due from working interest owners of which the Company is the designated operator of the property.

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

Asset Retirement Obligations

The initial estimated asset retirement obligation is recognized as a liability, with an associated increase in properties and equipment at the time the liability is incurred, which is usually the date a well is spud or acquired, and the liability can be reasonably estimated.  Accretion expense related to the asset retirement obligation is recognized over the estimated productive life of the related assets, which represents the estimated timing of obligation settlement.  If the fair value of the estimated asset retirement obligations changes, an adjustment is recorded to both the asset retirement obligations and the asset retirement cost.  Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.

Revenue Recognition

Revenue is recognized when title to the products transfer to the purchaser.  The Company follows the “sales method” of accounting for its natural gas and crude oil revenue, so that the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company’s ownership in the property.  A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves.  Historically, any imbalance related to sales of crude oil and natural gas has been insignificant and the Company has not recorded any liability or receivable imbalances at December 31, 2007.

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

During the year ended December 31, 2007, vested options to purchase 1,542,000 shares of common stock; convertible debt and accrued interest, convertible into 12,683,471 shares of common stock; and warrants to purchase 8,121,500 shares of common stock were excluded from the calculation of earnings per share since their conversion and exercise prices were below the market price at December 31, 2007, and their inclusion would have been antidilutive had their conversion and exercise prices been “in the money”.  Options to purchase 983,333 shares of common stock were excluded from the calculation of earnings per share since inclusion would be antidilutive.  During the year ended December 31, 2006, convertible debt and accrued interest, convertible into 81,103 shares of common stock and vested stock options to purchase 922,000 shares of common stock were excluded from the calculation of earnings per share since their conversion and exercise prices were below the market price at December 31, 2006, and their inclusion would have been antidilutive had their conversion and exercise prices been “in the money”.  During the years ended December 31, 2007 and 2006, there was no convertible preferred stock outstanding.

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

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement.  Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.  The Company had no unvested options outstanding as of December 31, 2005, and consequently recorded no expense associated with unvested options during the year ended December 31, 2006.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flow.  SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R).  As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry-forwards.  Accordingly, because the Company is not currently able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flows for the year ended December 31, 2007.

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

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments.  Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities.  The Company’s comprehensive loss was equal to its net loss for the year ended December 31, 2007.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007.  The adoption of FIN 48 did not have a material impact on its results or effective tax rate.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements(“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure various financial instruments and certain other items at fair value.  SFAS No. 159 will be effective for the Company in the first fiscal quarter of 2008.  At the present time, the Company does not expect to apply the provisions of SFAS No. 159.

Note 3.                       Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations.  However, as shown in these consolidated financial statements, the Company during the year ended December 31, 2007, incurred a net loss of $1,423,363, and as of that date, the Company had a working capital deficit of $2,524,030.  In addition, the Company has an accumulated deficit of $14,576,804.  These factors raise doubt about the Company’s ability to continue as a going concern if changes in operations are not forthcoming.

The Company’s ability to continue as a going concern will depend on management’s ability to successfully obtain additional forms of debt and/or equity financing to execute its drilling and exploration program.  The Company believes it can obtain additional funding to execute its drilling and exploration program, but it cannot give any assurances that it will be successful in obtaining additional funding on terms acceptable to it, if at all.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4.                                 Accounts Receivable

Accounts receivable consists of the following:

	As of December 31,
	2007	2006
Accrued production receivable	$1,476,182	$288,312
Joint interest receivables	264,704	120,713
Due from joint interest property operator	--	57,426
Other	--	250
Allowance for bad debts	(166,789)	--
Total	$1,574,097	$466,701

Note 5.                                 Note Receivable – Related Party

On May 3, 2006, the Company entered into a loan agreement with Mr. Tommy Allen, a shareholder, whereby the Company loaned Mr. Allen $200,000 at an interest rate of six percent (6%) and due May 3, 2007, provided however, that on and after August 3, 2006, the Company may accelerate the maturity in its sole discretion to a date no earlier than twenty (20) business days after giving Mr. Allen notice.  The note was initially secured with 19,690,000 shares of Striker common stock pursuant to a security agreement dated May 3, 2006.  Effective July 27, 2006, the Company purchased 1,500,000 shares of Mr. Allen’s Striker common stock for $120,000 ($0.08 per share) and amended the security agreement to reduce the number of common shares as security from 19,690,000 to 18,190,000.  On March 30, 2007, the Company retired the note and accrued interest through the exchange of 4,689,193 shares of Mr. Allen’s common stock at $0.045 per share for a total exchange value of $211,014.  The 1,500,000 and 4,689,193 shares are being held as treasury stock at cost.

Note 6.                                 Deferred Financing Costs

Deferred financing costs are comprised of legal fees and structuring fees pursuant to the Company’s convertible debenture with YA Global Investments, L.P. and are being amortized over the life of the loan of 30 months using the effective interest rate method.

Note 7.                                 Prepaid Drilling Contract

On July 18, 2006, the Company entered into a contract with a national drilling contractor to drill a minimum of two wells on the Company’s prospects.  The July 18, 2006, the contract was terminated.  On September 26, 2006, a new contract was entered into whereby the Company assigned the drilling rig to the operator of the North Laurel Ridge Prospect and the Company’s St. Martinville prospect was identified as the second well commitment.  Under the terms of the agreement, the Company prepaid $2,000,000 of drilling costs for the North Laurel Ridge Prospect and was obligated to obtain a $1,000,000 letter of credit in favor of the drilling contractor for the St. Martinville prospect.  In September 2006, the Company paid the drilling contractor the $2,000,000 prepayment and in October 2006 the Company paid in cash the $1,000,000 obligation to provide a letter of credit for the St. Martinville prospect.

In August 2006, the Company entered into a rig sharing agreement with another company desiring to utilize the drilling rig the Company had under contract.  In accordance with the rig sharing agreement, the Company and the other party to the agreement agreed to share on an alternating basis the drilling rig under contract with the Company.  The other party would enter into its own drilling contract with the drilling company.  The Company and the other party agreed to share the cost of moving the drilling rig from Oklahoma to Louisiana on a 50/50 basis.  Once the drilling rig was moved to the initial well to be drilled by the other party, the Company agreed to pay 50% of the rig mobilization fee to said location.  The Company billed the other party $518,814 for its share of moving the rig from Oklahoma to Louisiana, which amount was collected during the fourth quarter of 2006 and the Company paid the other party $180,075 during the first quarter of 2007 to move the drilling rig from the St. Martinville prospect to the other party’s location, which amount the Company charged to expense.

On December 13, 2006, the drilling rig was released from the North Laurel Ridge prospect and began its move to the St. Martinville prospect.  Per agreement, the operator of the St. Martinville prospect was limited to a maximum of $200,000 for the cost of moving, rigging up and rigging down the drilling rig on the St. Martinville prospect.  During the first and third quarters of 2007 the Company charged the excess amount of $216,923 and $123,035, respectively, to expense.  During December 2006, the Company received $1,000,000 from the operator as a prepayment for the use of the rig, which amount was reduced to $535,000 as a result of the drilling contractor’s invoiced amount for the month of December 2006 and is represented on the balance sheet at December 31, 2006 as a drilling contract liability.  At December 31, 2007, the Company has an amount owing to the drilling contractor of $326,187 which is classified as drilling contract liability on the balance sheet.  As of December 31, 2007, the Company has fulfilled its obligation to the drilling contractor and has released the drilling rig.

Note 8.                                 Prepaid Expenses

Prepaid expenses consist of the following:

	As of December 31,
	2007	2006
Prepaid drilling costs	$276,479	$1,705,375
Prepaid legal fees	4,984	4,520
Prepaid insurance	44,060	33,116
Prepaid consulting fees	5,000	--
Other	2,641	--
Total	$333,164	$1,743,011

At December 31, 2007, prepaid drilling costs are comprised of cash advances to the operator of the Company’s Catfish Creek Well No. 2 which represents the Company’s 33.33% working interest of the estimated dry hole costs.  Drilling operations began in February 2008.  Prepaid drilling costs at December 31, 2006, are comprised of cash advances paid to the operators of the Company’s South Creole and St. Martinville prospects which represents the Company’s 28.33% and 33.33% working interest, respectively, of the estimated dry hole costs of the initial well on each prospect.  Drilling operations on each of these prospects began in January 2007.

Note 9.                                 Property and Equipment

Property and equipment includes the following:

	As of December 31,
	2007	2006
Oil and gas properties:
Subject to depletion	$11,913,806	$3,426,811
Unevaluated costs	711,521	1,697,644
Impairment	(1,500,615)	(1,127,947)
Accumulated depletion and depreciation	(1,586,734)	(581,633)
Net oil and gas properties	9,537,978	3,414,875
Other fixed assets	263,059	230,306
Accumulated depreciation	(77,759)	(32,006)
Total property and equipment	$9,723,278	$3,613,175

Unevaluated Natural Gas and Crude Oil Costs Excluded from Depletion

Under full cost accounting, the Company may exclude certain unevaluated costs from the amortization base pending determination of whether proved reserves have been discovered or impairment occurred.  A summary of the unevaluated properties excluded from natural gas and crude oil properties being amortized at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
Lease acquisition and G&G	$464,173	$646,073
Drilling and equipment costs	247,347	1,051,571
Total	$711,521	$1,697,644

Costs are transferred into the amortization base on an ongoing basis, as the projects are evaluated and proved reserves established or impairment determined.  Pending determination of proved reserves attributable to the above costs, the Company cannot assess the future impact on the amortization rate.  These costs will be transferred into the amortization base as the undeveloped projects and areas are evaluated.  During the quarter ended September 30, 2007, the Company sold its interest in the Clemens Dome prospect to a third party for Company’s actual investment and received $750,032 in cash.

Note 10.                                 Notes Payable

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

Accordingly, as of December 31, 2007, the Company has received a total of $7,000,000, less a 10% commitment fee of $700,000 and a $15,000 structuring fee for net proceeds of $6,285,000 pursuant to the securities purchase agreement.  The Company had previously paid an additional $15,000 to Yorkville Advisors as a structuring fee.  In connection with the securities purchase agreement, the Company issued YA Global Investors warrants to purchase an aggregate of 8,121,500 shares of common stock as follows:

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

The convertible debentures bear interest at 9%, or an effective interest rate of 152.8%, mature 30 months from the date of issuance, and are convertible into the Company’s common stock at a rate of $0.50 per share, subject to adjustment.  Based on this conversion price, the $7,000,000 in secured convertible debentures, excluding interest, is convertible into 14,000,000 shares of the Company’s common stock.  YA Global Investments has contractually agreed to restrict its ability to convert its debentures or exercise its warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

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

In connection with the securities purchase agreement, the Company also entered into a registration rights agreement providing for the filing, by July 2, 2007, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants.  The Company was obligated to use its best efforts to cause the registration statement to be declared effective no later than October 15, 2007, and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) May 17, 2009.  In the event of a default of the Company’s obligations under the registration rights agreement, it is required to pay to YA Global Investments, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 1% of the liquidated value of the then outstanding secured convertible debentures, up to a maximum amount of 12%.  The registration statement was declared effective by the SEC on October 12, 2007.

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

The Company incurred debt issuance costs of $78,500 associated with the issuance of the convertible notes.  These costs were capitalized as deferred financing costs and are being amortized over the life of the convertible notes using the effective interest method.  Amortization expense related to the deferred financing costs was $19,369 for the year ended December 31, 2007.

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

Probability - Weighted Expected Cash Flow Methodology

Assumptions:                                 Single Compound Embedded Derivative within Convertible Note

	Inception May 17, 2007	As of December 31, 2007
Risk free interest rate	5.11%	4.50%
Timely registration	95.00%	85.00%
Default status	5.00%	5.00%
Alternative financing available and exercised	0.00%	0.00%
Trading volume, gross monthly dollars monthly rate increase	1.00%	1.00%
Annual growth rate stock price	29.7%	29.1%
Future projected volatility	211%	90%

The stock purchase warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method.  The fair value of the derivative liability of the warrants was recorded at $2,723,239 at inception on May 17, 2007.  The unamortized discount of the warrant derivative liability of $2,539,093 will be accreted to interest expense using the effective interest method over the life of the convertible notes, or 30 months.  The total accretion expense was $454,217 for the year ended December 31, 2007.  The remaining value of $955,739 was expensed at inception to change in fair value of derivative financial instruments since the total fair value of the derivative at inception exceeded the note proceeds.

Variables used in the Black-Scholes option-pricing model include (1) 5.11% to 4.50% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 211% to 90%; and (4) zero expected dividends.

Both the embedded and freestanding derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value.  These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded as either a gain or loss in the income statement.

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations at inception (May 17, 2007) of the transaction and through December 31, 2007 are as follows:

	Transaction Date May 17, 2007	Liability as of December 31, 2007
Derivative liability – single compound embedded derivatives within the convertible notes	$1,352,500	$2,301,306
Derivative liability – warrants	2,723,239	2,723,239
Total	$4,075,739	5,024,545
Net change in fair value of derivatives		(3,437,780)
Discounts on principal payments		(147,989)
Derivative liability		$1,438,776

The following summarizes the financial presentation of the convertible notes at inception (May 17, 2007) and December 31, 2007:

	At Inception May 17, 2007	As of December 31, 2007
Notional amount of convertible notes	$3,500,000	$6,250,002
Adjustments:
Discount for single compound embedded derivatives within convertible notes	(3,500,000)	(4,798,906)
Discounts on principal payments	--	482,923
Amortized discount on notes payable	--	454,217
Convertible notes balance, net	$--	$2,388,336

At December 31, 2007, the Company has classified $2,166,341 (net of unamortized discount of $1,064,419) of the convertible notes as a current liability based upon the repayment provisions then in effect in the securities purchase agreement.  See Note 21 for a discussion of the subsequent amendment of the securities purchase agreement.

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

As of the date of issuance of the notes on May 17, 2007, the fair value of options to purchase 717,000 shares totaling $107,766 was reclassified to the liability caption “Derivative liability” from additional paid-in capital.  The fair value of $40,492 as of December 31, 2007, was determined using the closing price of $0.09, the respective exercise prices ($0.35 to $3.50), the remaining term on each contract (.83 to 4.5 years), the relevant risk free interest rate (3.45%) as well as the relevant volatility (170.72%).

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

The convertible notes payable at December 31, 2007 and 2006, are as follows:

	Short-term	Long-term
	December 31,
	2007	2006
Note due to La Mesa Partners, L.C.	$75,000	$69,375
Total convertible notes payable	$75,000	$69,375

Other Notes

During October 2007, the Company entered into a financing agreement and financed $32,000 of the annual premium for its directors' and officers' liability insurance.  The term of the financing agreement is for nine months at an annual interest rate of 10.7% and monthly payments of $3,715.95.  The amount due at December 31, 2007, was $25,111.

Note. 11.                       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include the following:

	December 31,
	2007	2006
Accounts payable	$797,500	$535,640
Accrued oil and gas production costs	--	5,493
Accrued interest on convertible debentures	48,439	--
Accrued interest on short-term debt	13,603	6,103
Oil and gas payable	167,917	-
Total	$1,027,459	$547,236

Note 12.                                 Asset Retirement Obligations

As the Company develops or purchases oil and gas wells, the Company incurs an obligation to recognize a liability commensurate with its working interest share of the future abandonment and reclamation costs of each well (“ARO”) and a corresponding increase in the carrying value of each well (“ARC”) on the date the liability is measured and recorded.  The Company accounts for the ARO and the associated ARC in accordance with SFAS 143 “Accounting for Asset Retirement Obligations”.  The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates, and the credit adjusted risk free interest rate.

The Company’s asset retirement obligations at December 31, 2007 are as follows:

Asset retirement obligations at December 31, 2006	$--
Liabilities incurred	748,757
Accretion expense for 2007	--
Revisions to estimates	--
Asset retirement obligations at December 31, 2007	$748,757

Note. 13.                       Commitments and Contingencies

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

Years Ending December 31,
2008	$102,453
2009	43,028
Thereafter	--
Total lease commitments	$145,481

The Company may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business.  The Company is not now in a position to determine when (if ever) such a legal proceeding may arise.  If the Company were to become involved in a legal proceeding, it’s financial condition, operations or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

Note 14.                                 Equity Distribution Agreement

On February 3, 2006, the Company entered into an Equity Distribution Agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.).  Under the Equity Distribution Agreement, the Company may, at its discretion, periodically sell to YA Global Investmentsshares of its common stock for a total purchase price of up to $10,000,000.  For each share of common stock purchased under the Equity Distribution Agreement, YA Global Investmentswill pay Unicorp 91%, or a 9% discount on the per share price of Unicorp’s common stock on the principal market.  YA Global Investments’obligation to purchase shares of Unicorp’s common stock under the Equity Distribution Agreement is subject to certain conditions, including Unicorp obtaining an effective registration statement for shares of common stock sold under the Equity Distribution Agreement and is limited to $2,000,000 per five business days.

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

The Company filed an initial registration statement with the SEC registering 5,903,743 shares of Striker common stock which included YA Global Investments’ 322,222 shares issued as a commitment fee and Monitor Capital’s 11,111 shares issued as a placement agent fee.  The initial registration statement was declared effective by the SEC on February 14, 2006, and as of August 31, 2006, the Company had issued 5,569,058 shares of its common stock to YA Global Investments and had received net proceeds of $3,982,500.

On September 8, 2006, the Company filed a new registration statement registering 10,000,000 shares of Unicorp common stock to be issued to YA Global Investments in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 of gross proceeds not received under the initial registration statement.  This registration statement was declared effective by the SEC on October 23, 2006, and at December 31, 2007, the Company has issued 10,000,000 shares of its common stock to YA Global Investments and has received net proceeds of $3,372,539 pursuant to this registration statement.  During the years ended December 31, 2007 and 2006, the Company has received net proceeds of $7,415,039 and has issued 15,740,487 shares of its common stock pursuant to the equity distribution agreement and has no more availability of funds under the equity distribution agreement.

Note 15.                                 Common Stock

During the twelve months ended December 31, 2007, the Company issued 100,000 shares of its common stock to its former COO through the exercise of 100,000 stock options and received proceeds of $5,000 ($0.05 per share), 200,000 shares to an individual for legal services which it value at $55,615 ($0.28 per share) and 50,000 shares of its restricted common stock to an individual for consulting services valued at $17,200 ($0.344 per share).  In addition, the Company issued 6,198,698 shares to YA Global Investments and received net proceeds of $1,950,040.

Note 16.                                 Stock Options

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 6,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  The 2004 Plan was approved by the shareholders on September 20, 2004.

During the year ended December 31, 2007, the Company issued 1,903,333 stock options from its 2004 Plan to five employees and a consultant at exercise prices ranging from $0.01 to $0.36 per share, vesting from immediate to four years and lives from five to seven years..  The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility between 171% and 186%, risk-free interest rate between 3.45% and 4.5%, and expected life between five and seven years.  During the year ended December 31, 2007, the Company recognized compensation expense of $414,477 in relation to these options.  As of December 31, 2007, there were 2,525,333 non-qualified stock options outstanding at exercise prices ranging from $0.01 to $3.50 per share and 300,000 incentive stock options outstanding at exercise prices ranging from $0.21 to $0.25 per share pursuant to the 2004 Plan and there were 604,295 shares available for issuance pursuant to the 2004 Plan.

On September 4, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”), which allows for the issuance of up to 8,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  As of December 31, 2007, there were 6,000,000 incentive stock options outstanding at exercise prices between $0.19 and $0.21 per share, the fair market price on the dates of grant, which options were issued to the Company’s newly hired CEO and Vice President – Land & Business Development.  The option grants vest at 25% each year beginning on the first anniversary of the issuance.  The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility between 171% and 175%, risk-free interest rate between 3.45% and 4.2%, and expected life of seven years.  The Company began charging to expense over the four year vesting period the fair value of these options of $1,196,904 and during the year ended December 31, 2007, the Company recognized compensation expense of $84,245 in relation to these options.  There were no other stock options outstanding pursuant to the 2007 Plan at December 31, 2007.  None of the incentive stock options issued pursuant to the 2007 Plan are exercisable unless and until the 2007 Plan is approved by the shareholders, which approval was received on February 27, 2008.  During September 2007, the Company received a waiver from Yorkville Advisors pursuant to the Company’s convertible debentures with YA Global Investments L.P. to file a registration statement on Form S-8 to register 6,000,000 shares of the 8,000,000 shares available under the 2007 Plan.  At December 31, 2007, the unamortized expense of all options outstanding on that date is $1,174,776.

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

During the quarter ended March 31, 2006, the Company issued 240,000 non-qualified stock options to its CEO and 120,000 non-qualified stock options to its CFO at an exercise price of $0.60 per share and with immediate vesting.  The options were granted at the fair market value of the Company’s common stock on the date of grant.  The Company used the Black-Scholes option pricing model and recorded $211,602 of expense in relation to these options.  On February 1, 2006, the Company issued 700,000 non-qualified stock options to its COO, of which 450,000 would have vested over a two-year period and 250,000 were based on performance conditions during the initial term of his employment agreement.  The stock options were to expire four years from the date of grant and were exercisable at $0.05 per share.  Management did not believe the performance conditions would be met and therefore did not accrue compensation expense related to the 250,000 stock options.  For the 450,000 stock options which would have vested over a two-year service period, the Company used the Black-Scholes option pricing model and determined the fair value of the stock options to be $771,937, which the Company began charging to expense over the two-year vesting period.  Since February 1, 2006 through March 31, 2007, the Company has recorded the entire fair value amount of $771,937 to expense in relation to these options.  Effective February 15, 2007, the Company’s previous COO resigned his position and 600,000 of his 700,000 options were forfeited.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 204%, risk-free interest rate of 4.5%, and expected life of four years.

A summary of stock option transactions under the 2004 and 2007 Plans for the years ended December 31, 2007 and 2006, is as follows:

	2007		2006
	Options	Wtd Avg Exercise Price	Options	Wtd Avg Exercise Price
Outstanding at beginning of year	1,622,000	$0.77	614,000	$1.11
Granted	7,903,333	$0.19	2,494,000	$0.85
Exercised	(100,000)	$0.05	(1,486,000)	$1.31
Forfeited	(600,000)	$0.05	--	$--
Outstanding at end of year	8,825,333	$0.31	1,622,000	$0.77
Exercisable at end of year	2,825,333	$0.60	922,000	$1.32
Weighted average fair value of options granted		$0.19		$0.82

At December 31, 2007, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.01 to $3.50 and six years and 1 month, respectively.  The intrinsic value of "in the money" options at December 31, 2007 was $78,666.

Note 17.                                 Related Party Transactions

Notes Receivable

            See Note 6for a discussion of loans to an affiliate.

Consulting Agreement

On September 10, 2007, Mr. Kevan Casey resigned his position as President and Chief Executive Officer of the Company, but retained his position as Chairman of the Board and Chairman of the Executive Committee.

On September 10, 2007, the Company entered into a consulting agreement (“Consulting Agreement”) with DSC Holdings, LLC (“DSC”), pursuant to which DSC’s sole employee, Kevan Casey, will provide the Company with management assistant.  The term of the Consulting Agreement shall continue for a period of sixteen months from the effective date through December 31, 2008; unless the parties agree to extend this term in 30 day increments.  In exchange, the Company agreed to pay DSC a consulting fee of $8,000 per month and to advance DSC for all reasonable ordinary and necessary business related expenses up to $500 per month.  Any additional expenses must be pre-approved in writing.  DSC was paid $32,000 of consulting fees for the year ended December 31, 2007, which is included in professional fees on the statement of operations.

Note 18.                                 Income Taxes

During 2007 and 2006, the Companyincurred net losses and therefore, had no federal income tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $13,919,234 at December 31, 2007 and will expire in the years from 2019 to 2027.

At December 31, 2007, the deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$4,871,732
Less: valuation allowance	(4,871,732)
Net deferred tax asset	$--

Note 19.                                 401(k) Plan

During the year ended December 31, 2005, the Company established and maintained a 401(k) plan that enabled employees to defer up to a specified percentage of their annual compensation and contribute such amount to the plan.  The Company may contribute a matching amount for each participant equal to a discretionary percentage determined by the Company’s Board of Directors.  The Company may also contribute additional amounts at its sole discretion.  The Company’s matching contributions were $11,853 for the year ended December 31, 2007, and the Company made no matching contributions during the year ended December 31, 2006.

Note 20.                                 Supplemental Information (Unaudited)

Proved oil and gas reserves estimates, all of which are located in the United States, were prepared by independent petroleum engineers with Hite, McNichol & Associates, Inc. for the year ended December 31, 2007 and 2006 and Ryder Scott Company, L.P. for the year ended December 31, 2005.  The reserve reports were prepared in accordance with guidelines established by the Securities and Exchange Commission and, accordingly, were based on existing economic and operating conditions.  Crude oil prices in effect as of the date of the reserve reports were used without any escalation (See “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves” below for a discussion of the effect of the different prices on reserve quantities and values.)  Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

The changes in proved reserves for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Years Ended December 31,
	2007		2006		2005
Oil - Bbls, Gas - Mcf’s	Oil	Gas	Oil	Gas	Oil	Gas
Beginning balance	144,342	92,799	15,258	--	--	--
Revisions	(3,911)	(92,799)	8,107	--	--	--
Extensions/discoveries	146,908	372,505	136,149	92,799	--	--
Purchases in place	147,587	739,070	--	--	19,287	--
Sales in place	--	--	--	--	--	--
Production	(32,158)	(110,456)	(15,172)	--	(4,029)	--
Ending balance	402,768	1,001,119	144,342	92,799	15,258	--

The capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation and accretion as of December 31, 2007, 2006 and 2005, were as follows:

	Years Ended December 31,
	2007	2006	2005
Proved properties	$11,913,806	$3,426,811	$1,179,478
Unevaluated properties	711,521	1,697,644	677,195
Accumulated DD&A	(3,552,580)	(1,709,580)	(761,872)
Net capitalized costs	$9,072,747	$3,414,875	$1,094,801

Costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2007, 2006 and 2005, were as follows:

	Years Ended December 31,
	2007	2006	2005
Proved acreage	$1,362,367	$278,499	$533,956
Unproved acreage	321,215	487,220	230,625
Development costs	680,776	--	--
Exploration costs	5,136,514	2,502,063	450,569
Total	$7,500,872	$3,267,782	$1,215,150

Results of operations from producing operations for the years ended December 31, 2007, 2006 and 2005 are set forth below:

	Years Ended December 31,
	2007	2006	2005
Oil and gas sales	$3,075,924	$924,498	$242,165
Oil and gas production expense	893,214	236,359	115,508
Depletion expense	1,005,101	335,222	246,411
Gross profit (loss)	1,177,609	352,917	(119,754)
Income tax expense	--	--	--
Results from producing activities	$1,177,609	$352,917	$(119,754)

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

Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows.  Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company’s tax basis in the associated proved crude oil and natural gas properties.  Tax credits and net operating loss carryforwards were also considered in the future income tax calculation.  Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

The standardized measure of discounted cash flows related to proved oil and gas reserves at December 31, 2007, 2006 and 2005 were as follows:

	Years Ended December 31,
	2007	2006	2005
Future revenues	$45,263,031	$8,648,373	$905,449
Future production costs	(9,489,548)	(2,090,738)	(417,978)
Future development costs	(3,448,866)	(1,814,768)	(17,985)
Future net cash flows	32,324,617	4,742,867	469,486
10% discount	(11,842,377)	(1,000,745)	(51,881)
Standardized measure of discounted future net cash relating to proved reserves	$20,482,240	$3,742,122	$417,605

The primary changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2007, 2006 and 2005, were as follows:

	Years Ended December 31,
	2007	2006	2005
Standardized measure, beginning balance	$3,742,122	$417,605	$--
Oil and gas sales, net of costs	(2,182,710)	(688,139)	(126,657)
Discoveries, extensions and transfers	7,203,698	3,328,388	--
Purchase of minerals in place	9,318,869	--	544,262
Changes in estimates of future development costs	1,958,345	1,417,675	--
Revisions of estimates and other	441,916	(315,802)	--
Standardized measure, ending balance	$20,482,240	$3,742,122	$417,605

Note 21.                                 Subsequent Events

On February 20, 2008, the Company entered into an Amendment Agreement (“Amendment”) with YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, “YA Global”), amending certain notes and warrants entered into in connection with the Securities Purchase Agreement executed on May 17, 2007, by and between the Company and YA Global.

The Amendment amends the notes as follows: (i) the interest rate was increased from 9% to 14%; (ii) the maturity date was changed from November 17, 2009 to December 31, 2010; (iii) the conversion price was changed from $0.50 per share to $0.15 per share; (iv) the Company agreed to make monthly payments of principal and interest of $100,000 beginning on March 1, 2008 and a one-time balloon payment of $1,300,000 due and payable on December 31, 2009.

The Amendment amends the warrants as follows: Warrant A-1’s exercise price was decreased from $0.55 per share to $0.15 per share; Warrant B-1’s exercise price was decreased from $0.65 per share to $0.25 per share; Warrant C-1’s exercise price was decreased from $0.75 per share to $0.35 per share; and Warrant D-1’s exercise price was decreased from $0.90 per share to $0.50 per share.

In addition, in connection with the Amendment, the Company issued the following additional four warrants:

•	A warrant (A-2) to purchase 6,786,667 shares of common stock at $0.15 per share, which expires on May 17, 2012.
•	A warrant (B-2) to purchase 3,446,400 shares of common stock at $0.25 per share, which expires on May 17, 2012.
•	A warrant (C-2) to purchase 2,133,714 shares of common stock at $0.35 per share, which expires on May 17, 2012.
•	A warrant (D-2) to purchase 1,244,400 shares of Common Stock at $0.50 per share, which expires on May 17, 2012.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 14, 2008, the Company notified Thomas Leger & Co., L.L.P., (“Leger”) its independent registered public accounting firm, that effective immediately it was terminating its relationship with Leger.

The reports of Leger on the Company’s financial statements for each of the years ended December 31, 2006 and 2005 and for the interim periods up through and including September 30, 2007, did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company engaged Hein & Associates LLP as its new independent auditors effective as of January 16, 2008, to audit the Company’s financial statements for the year ended December 31, 2007, and to perform procedures related to the financial statements included in the Company’s current reports on Form 8-K and quarterly reports on Form 10-QSB.

The decision to engage Hein & Associates LLP was approved by the Company’s Board of Directors on December 7, 2007.

During the Company’s two most recent fiscal years and the subsequent interim period through January 14, 2008, the date of termination, there were no disagreements with Leger on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Leger, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no “reportable events” as that term is described in Item 304(a)(1)(iv) of Regulation S-B during the Company’s two most recent fiscal years and the subsequent interim period through January 14, 2008, the date of termination.

On February 19, 2008, Hein & Associates LLP resigned as the Company’s independent auditors.  There have been no disagreements with Hein & Associates LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure since their engagement in January 2008.
The Company engaged Malone & Bailey, PC as its new independent auditors effective as of February 25, 2008, to audit the Company’s financial statements for the year ended December 31, 2007, and to perform procedures related to the financial statements included in the Company’s current reports on Form 8-K and quarterly reports on Form 10-QSB.

The decision to engage Malone & Bailey, PC was approved by the Company’s Board of Directors on February 20, 2007.

Other than in connection with the engagement of Malone & Bailey, P.C. by the Company, during the Company’s two most recent fiscal years ended December 31, 2007 and 2006, and through February 25, 2008, the Company did not consult Malone & Bailey regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or the related instructions thereto or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of December 31, 2007, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in its periodic SEC reports.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  All internal control systems, no matter how well designed, have inherent limitations.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal controls over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2007, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B.                       OTHER INFORMATION

Not applicable.

PART III

ITEMS 9, 10, 11, AND 12

These items have been omitted in accordance with the general instructions to Form 10-KSB.  The information required by these items has been included in the Company’s definitive information statement which was filed on March 11, 2008, and is incorporated by reference in this annual report.

ITEM 13.  EXHIBITS

Exhibit No.	Description

3.1
Articles of Incorporation of Registrant, filed as an exhibit to the registration statement on Form S-2, filed with the Securities and Exchange Commission on October 13, 1981 and incorporated herein by reference.

3.2	Certificate of Amendment to Articles of Incorporation of Registrant, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission provided herewith.

3.3	Bylaws, as amended, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission on March 6, 1998 and incorporated herein by reference.

4.1
Securities Purchase Agreement, dated May 17, 2007, by and between Striker Oil & Gas, Inc. and YA Global Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.2
Secured Convertible Debenture issued to YA Global Investments L.P., dated May 17, 2007, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.3
Registration Rights Agreement, dated May 17, 2007, by and between Striker Oil & Gas, Inc. and YA Global Investments L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.4
Form of Warrant, dated May 17, 2007, issued by Striker Oil & Gas, Inc. to YA Global Investments L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.5
Security Agreement, dated May 17, 2007, by and between Striker Oil & Gas, Inc. and YA Global Investments L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.6
Amendment Agreement, dated February 20, 2008, by and between Striker Oil & Gas, Inc. and YA Global Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 26, 2008 and incorporated herein by reference.

10.1
Exchange Agreement dated July 29, 2004, between Striker Oil & Gas, Inc. and Affiliated Holdings, Inc., filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

10.2
2004 Stock Option Plan, filed as an exhibit to the definitive information statement on Schedule 14C, filed with the Securities and Exchange Commission on September 1, 2004 and incorporated herein by reference. *

10.3
Consulting Agreement with Kevan Casey, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on September 10, 2007 and incorporated herein by reference. *

10.4
Employment Agreement with James T. DeGraffenreid, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2007 and incorporated herein by reference. *

10.5
2007 Stock Option Plan, filed as an exhibit to the definitive information statement on Schedule 14C, filed with the Securities and Exchange Commission on March 11, 2008 and incorporated herein by reference. *

10.7
Consulting Agreement with Steven Plumb, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2008 and incorporated herein by reference. *

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 15, 2005 and incorporated herein by reference.

21.1	List of subsidiaries, filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 22, 2004 and incorporated herein by reference.

23.1	Consent of Thomas Leger & Co., L.L.P. provided herewith

23.2	Consent of Malone & Bailey PC provided herewith

23.3	Consent of Hite & Associates, Inc. provided herewith

31.1	Certification of Kevan Casey provided herewith

31.2	Certification of Carl A. Chaseprovided herewith

32.1	Certification for Sarbanes-Oxley Act of Kevan Casey provided herewith

32.2	Certification for Sarbanes-Oxley Act of Carl A. Chaseprovided herewith

*            Indicates management contract or compensatory plan or arrangement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item has been omitted in accordance with the general instructions to Form 10-KSB.  The information required has been included in the Company’s definitive  information statement which was filed no later than March 11,2008, and is incorporated by reference in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Striker Oil & Gas, Inc.

Date: April 15, 2008	By:	/s/ Kevan Casey
Kevan Casey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevan Casey	Chief Executive Officer and Chairman of the Board	April 15, 2008
Kevan Casey

/s/ Carl A. Chase	Principal Financial and Accounting Officer	April 15, 2008
Carl A. Chase

/s/ Robert G. Wonish	Director	April 15, 2008
Robert G. Wonish

EXHIBITS

Exhibit No.	Description

3.1
Articles of Incorporation of Registrant, filed as an exhibit to the registration statement on Form S-2, filed with the Securities and Exchange Commission on October 13, 1981 and incorporated herein by reference.

3.2	Certificate of Amendment to Articles of Incorporation of Registrant, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission provided herewith.

3.3	Bylaws, as amended, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission on March 6, 1998 and incorporated herein by reference.

4.1
Securities Purchase Agreement, dated May 17, 2007, by and between Striker Oil & Gas, Inc. and YA Global Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.2
Secured Convertible Debenture issued to YA Global Investments L.P., dated May 17, 2007, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.3
Registration Rights Agreement, dated May 17, 2007, by and between Striker Oil & Gas, Inc. and YA Global Investments L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.4
Form of Warrant, dated May 17, 2007, issued by Striker Oil & Gas, Inc. to YA Global Investments L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.5
Security Agreement, dated May 17, 2007, by and between Striker Oil & Gas, Inc. and YA Global Investments L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 21, 2007 and incorporated herein by reference.

4.6
Amendment Agreement, dated February 20, 2008, by and between Striker Oil & Gas, Inc. and YA Global Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 26, 2008 and incorporated herein by reference.

10.1
Exchange Agreement dated July 29, 2004, between Striker Oil & Gas, Inc. and Affiliated Holdings, Inc., filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on August 5, 2004 and incorporated herein by reference.

10.2
2004 Stock Option Plan, filed as an exhibit to the definitive information statement on Schedule 14C, filed with the Securities and Exchange Commission on September 1, 2004 and incorporated herein by reference. *

10.3
Consulting Agreement with Kevan Casey, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on September 10, 2007 and incorporated herein by reference. *

10.4
Employment Agreement with James T. DeGraffenreid, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2007 and incorporated herein by reference. *

10.5
2007 Stock Option Plan, filed as an exhibit to the definitive information statement on Schedule 14C, filed with the Securities and Exchange Commission on March 11, 2008 and incorporated herein by reference. *

10.7
Consulting Agreement with Steven Plumb, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2008 and incorporated herein by reference. *

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 15, 2005 and incorporated herein by reference.

21.1	List of subsidiaries, filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 22, 2004 and incorporated herein by reference.

23.1	Consent of Thomas Leger & Co., L.L.P. provided herewith

23.2	Consent of Malone & Bailey PC provided herewith

23.3	Consent of Hite & Associates, Inc. provided herewith

31.1	Certification of Kevan Casey provided herewith

31.2	Certification of Carl A. Chaseprovided herewith

32.1	Certification for Sarbanes-Oxley Act of Kevan Casey provided herewith

32.2	Certification for Sarbanes-Oxley Act of Carl A. Chaseprovided herewith

*            Indicates management contract or compensatory plan or arrangement.