Form 10-Q
period 2008-03-31
UNICORP INC /NEW
filed 2008-05-20
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes [X]         No [_]

As of May 19, 2008, there were outstanding 20,451,816 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

 STRIKER OIL & GAS, INC.
INDEX TO FORM 10-Q
March 31, 2008

Page No.
Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets March 31, 2008 (unaudited) and December 31, 2007	3

		Consolidated Statements of Operations (unaudited)	5
		Three Months Ended March 31, 2008 and 2007

		Consolidated Statements of Cash Flow (unaudited)	6
		Three Months Ended March 31, 2008 and 2007

		Notes to Unaudited Consolidated Financial Statements	9

	Item 2.	Management’s Discussion and Analysis of Results of	10
		Operations and Financial Condition

	Item 3.	Controls and Procedures	10

Part II	Other Information

	Item 1.	Legal Proceedings	11

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

	Item 3.	Exhibits	13

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$640,216	$608,944
Oil and gas receivable, net of allowance of $166,789 at March 31, 2008 and December 31, 2007	453,713	1,574,097
Prepaid expenses	93,810	333,164
Deferred financing costs, net	66,371	59,131
Total current assets	1,254,110	2,575,336
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	12,165,420	11,913,806
Unevaluated costs	1,083,264	711,521
Other fixed assets	264,679	263,059
Accumulated depletion, depreciation and impairment	(3,490,525)	(3,165,108)
Property and equipment, net	10,022,838	9,723,278
Other assets	129,867	128,146
Total assets	$11,406,815	$12,426,760

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$503,889	$797,502
Accrued interest	175,342	61,035
Oil and gas royalties payables	59,678	167,917
Accrued liabilities	1,617	1,005
Notes payable	89,538	100,111
Drilling contract liability	101,187	326,187
Current portion – secured convertible note payable net of unamortized discount of $353,133 and $1,064,419, respectively	120,468	2,166,341
Derivative liabilities	1,351,513	1,479,268
Total current liabilities	2,403,232	5,099,366

Long term liabilities:
Secured convertible note payable net of unamortized discount of $4,232,519 and $2,797,247, respectively	1,443,882	221,995
Asset retirement obligation	761,747	748,757
Total long term liabilities	2,205,629	970,752
Total current and long term liabilities	4,608,861	6,070,118
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized,
20,373,051 and 20,212,968 issued and outstanding, respectively	20,373	20,213
Treasury stock, at cost; 1,237,839 shares	(331,014)	(331,014)
Additional paid-in capital	21,290,632	21,244,247
Accumulated deficit	(14,182,037)	(14,576,804)
Total shareholders’ equity	6,797,954	6,356,432
Total liabilities and shareholders' equity	$11,406,815	$12,426,760
See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
Unaudited

	Three Months Ended March 31,
	2008	2007

Oil and gas revenue	$1,179,135	$322,348
Oil and gas production costs	478,268	147,880
Depletion expense	325,703	184,933
Gross profit (loss)	375,164	(10,465)

Operating expenses:
General and administrative	528,430	1,035,760
Drilling rig contract	--	396,998
Depreciation	12,704	11,093
Other	58,033	45,392
Total operating expenses	599,167	1,489,243

Loss from operations	(224,003)	(1,499,708)

Other income (expense):
Interest income	7,106	3,298
Interest expense	(524,244)	(7,474)
Change in fair value of derivatives	1,135,903	--
Total other	618,765	(4,176)
Net income (loss)	$394,762	$(1,503,884)

Net loss per share:
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)

Weighted average number of common shares outstanding:
Basic	20,303,857	19,229,906
Diluted	20,480,858	19,229,906

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$394,763	$(1,503,884)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and depreciation	325,417	196,026
Impairment of oil and gas properties	12,990	--
Stock and stock options issued for services	160	33,516
Stock option expense	--	459,813
Amortization of debt discounts	306,207	5,625
Fair value stock options	17,850	--
Other assets	(1,721)	(3,296)
Change in fair value of derivatives	(1,135,903)	--
Changes in assets and liabilities:
Accounts receivable	1,120,384	158,139
Prepaid drilling contract	--	958,898
Deferred financing costs	(7,240)	--
Prepaid expenses	239,355	(66,277)
Accounts payable and accrued liabilities	(286,933)	23,121
Drilling contract liability	(225,000)	(741,975)
Net cash generated by (used) in operating activities	760,323	(414,427)
Cash flows from investing activities:
Investment in oil and gas properties and other fixed assets	(624,978)	(929,247)
Net cash used in investing activities	(624,978)	(929,247)
Cash flows from financing activities:
Repayment of notes payable	(110,573)	--
Stock issued for cash	--	965,000
Exercise of stock options	6,500	5,000
Net cash (used) provided by financing activities	(104,073)	970,000

Net increase (decrease) in cash	31,272	(373,674)
Cash and cash equivalents, beginning of period	608,944	417,884
Cash and cash equivalents, end of period	$640,216	$44,210

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Continued)

Three Months Ended March 31,
2008	2007
Supplemental cash flow disclosures:
Interest paid	$ 92,466	$ --
Taxes paid	--	--

Supplemental non-cash disclosures:
Stock issued for prepaid expenses	$ 18,000	$ 16,719
Purchase of treasury stock for note receivable – related party	--	$ 211,014
Transfer to oil and gas properties from prepaid expenses	$ 254,101	$ 1,702,780

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Note 1.                                Organization and Nature of Business

The accompanying unaudited consolidated financial statements of Striker Oil & Gas, Inc. (formerly Unicorp, Inc.) (the "Company" or "Striker") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and  the rules of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended December 31, 2007, as reported in the Form 10-KSB, have been omitted.

These consolidated financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 2007.

Striker was originally incorporated in May 1981 in the State of Nevada under the name of Texoil, Inc., changed its name to Unicorp, Inc. in March 1999, and subsequently changed its name to Striker Oil & Gas, Inc. in April 2008.  Striker is a natural resource company engaged in the exploration, exploitation, acquisition, development and production and sale of natural gas, crude oil and natural gas liquids from conventional reservoirs within the United States.  Substantial portions of the Striker’s operations are conducted in Louisiana, Mississippi and Texas.

On July 29, 2004, the Company closed on a transaction acquiring all of the common stock of Affiliated Holdings, Inc., a Texas corporation (“AHI”), pursuant to a stock agreement by and among the Company, AHI and the stockholders of AHI (the “Stock Transaction”).  As a result of the Stock Transaction, AHI became a wholly-owned subsidiary of the Company, through which oil and gas operations are being conducted.  References herein to the Company include AHI.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), and an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements, how derivatives and related hedges are accounted for under SFAS 133, and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Company is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations”; however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS 141(R) upon its adoption on January 1, 2009 and is currently evaluating whether SFAS 141(R) will have an impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, a company may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. Baseline adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Effective January 1, 2008, the Company adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption resulted in additional disclosures as required by the pronouncement (See Note 5 – Notes Payable) related to our fair value measurements for oil and gas derivatives and marketable securities but no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

Note 2.                                Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations.  However, as shown in these consolidated financial statements, the Company, as of March 31, 2008, had a working capital deficit of $1,149,122.  In addition, the Company has an accumulated deficit of $14, 182,037.   These factors raise doubt about the Company’s ability to continue as a going concern if changes in operations are not forthcoming.

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

Note 3.                                Stock-Based Compensation

On July 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 1,200,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  As of March 31, 2008, there were 275,067 non-qualified stock options outstanding at exercise prices ranging from $0.05 to $15.00 per share and 20,000 incentive stock options outstanding at an exercise price of $17.50 per share pursuant to the 2004 Plan.  As of March 31, 2008, there were 1,110,993 shares available for issuance pursuant to the 2004 Plan.  The 2004 Plan was approved by the shareholders on September 20, 2004.

On September 4, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”), which allows for the issuance of up to 1,600,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  In March 2008, the Company issued an option to purchase 100,000 shares of the company’s common stock under the 2007 Plan at a price of $0.50 per share to its CFO.  The option vests over three years and has 7 years life.  The fair market value of the option was $40,026 on the date of grant.  As of March 31, 2008, there were 1,300,000 non-qualified stock options outstanding at exercise prices ranging from $0.50 to $1.05 per share pursuant to the 2007 Plan.  As of March 31, 2008, there were300, 000 shares available for issuance pursuant to the 2007 Plan.

In February 2008, an option to purchase 130,000 shares of the Company’s common stock was exercised by the former CEO for gross proceeds of $6,500.

At March 31, 2008, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.01 to $3.50 and six years, respectively.  The intrinsic value of all stock options which are in the money at March 31, 2008 is $3,333.

Note 4.                                Accounts Receivable

Accounts receivable consists of the following:

	March 31,	December 31,
	2008 2007
Accrued production receivable	$442,117	$1,476,182
Joint interest receivables	178,385	264,704
Allowance for bad debts	(166,789)	(166,789)
	$453,713	$1,574,097

Note 5.                                Notes Payable

Secured Convertible Notes
To obtain funding for the Company’s ongoing operations, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.), an accredited investor, on May 17, 2007, for the sale of $7,000,000 in secured convertible debentures.  YA Global Investments provided the Company with an aggregate of $7,000,000 as follows:

•	$3,500,000 was disbursed on May 17, 2007;
•	$2,000,000 was disbursed on June 29, 2007; and
•	$1,500,000 was disbursed on October 24, 2007.

Accordingly, during 2007 the Company received a total of $7,000,000, less a 10% commitment fee of $700,000 and a $15,000 structuring fee for net proceeds of $6,285,000 pursuant to the securities purchase agreement.  The Company had previously paid an additional $15,000 to Yorkville Advisors as a structuring fee.  The Company incurred debt issuance costs of $78,500 associated with the issuance of the secured convertible notes.  These costs were capitalized as deferred financing costs and are being amortized over the life of the secured convertible notes using the effective interest method.  Amortization expense related to the deferred financing costs was $7,760 for the three months ended March 31, 2008.

In connection with the securities purchase agreement, the Company issued YA Global Investors warrants to purchase an aggregate of 1,624,300 shares of common stock.  All of the warrants expire five years from the date of issuance.

In connection with the securities purchase agreement, the Company also entered into
•	a registration rights agreement; and
•	A security agreement in favor of YA Global Investments.

The registration rights agreement provided for the filing, by July 2, 2007, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants.  The registration statement was declared effective by the SEC on October 12, 2007.

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

On February 20, 2008, the Company entered into an Amendment Agreement with YA Global Investments, amending certain notes and warrants entered into in connection with the Securities Purchase Agreement dated May 17, 2007.  The amendment agreement includes the following changes:
•	the interest rate was increased from 9% to 14%;
•	the maturity date was changed from November 17, 2009 to December 31, 2010;
•	the conversion price was changed from $2.50 per share to $0.75 per share; and
•	The Company agreed to make monthly payments of principal and interest of $100,000 beginning March 1, 2008 and a one-time balloon payment of $1,300,000 due and payable on December 31, 2009.
The amendment agreement modified warrants as follows:

Warrant	Description	Original Exercise Price per Share	Amended Exercise Price per Share
A-1	Warrant to purchase 509,000 shares of common stock	$2.75	$0.75
B-1	Warrant to purchase430,800 shares of common stock	$3.25	$1.25
C-1	Warrant to purchase 373,400 shares of common stock	$3.75	$1.35
D-1	Warrant to purchase 311,100 shares of common stock	$4.50	$2.50

In addition, in connection with the Amendment, the Company issued the following four warrants:

Warrant	Description	Exercise Price Per Share
A-2	Warrant to purchase 1,357,334 shares of common stock	$0.75
B-2	Warrant to purchase 689,280 shares of common stock	$1.25
C-2	Warrant to purchase 426,743 shares of common stock	$1.75
D-2	Warrant to purchase 248,880 shares of common stock	$2.50

All of the warrants expire five years from the date of issuance.

The Company analyzed the convertible notes and the warrants for derivative financial instruments, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.  The convertible notes are hybrid instruments which contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133.  The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract.  The single compound embedded derivative features include the conversion feature with the convertible notes, the interest rate adjustment, maximum ownership and default provisions.  The Company valued the compound embedded derivatives based on a probability weighted discounted cash flow model.  The value at inception of the single compound embedded derivative liability was $1,958,285 and was bifurcated from the debt host contract and recorded as a derivative liability.  The discount for the derivative will be accreted to interest expense using the effective interest method over the life of the convertible notes.

Probability - Weighted Expected Cash Flow Methodology

Assumptions:                                Single Compound Embedded Derivative within Convertible Note

	Inception May 17, 2007	As of March 31, 2008
Risk free interest rate	4.86%	1.79%
Timely registration	95.00%	95.00%
Default status	5.00%	5.00%
Alternative financing available and exercised	0.00%	0.00%
Trading volume, gross monthly dollars monthly rate increase	1.00%	1.00%
Annual growth rate stock price	29.7%	29.2%
Future projected volatility	211%	90%

The stock purchase warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method.  The fair value of the derivative liability of the warrants was recorded at $2,723,239 at inception on May 17, 2007.  The unamortized discount of the warrant derivative liability of $2,539,093 will be accreted to interest expense using the effective interest method over the life of the convertible notes, or 37 months.  The total accretion expense was $306,207 for the three months ended March 31, 2008. The remaining value of $955,739 was expensed at inception to change in fair value of derivative financial instruments since the total fair value of the derivative at inception exceeded the note proceeds.

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

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations as of and through March 31, 2008 are as follows:

	Liability as of December 31, 2007	Liability as of March 31, 2008
Derivative liability – single compound embedded derivatives within the convertible notes	$2,301,306	$1,211,199
Derivative liability – warrants	2,723,239	1,235,725
Derivative liability – options	40,492	40,492
Total	$5,024,545	$2,487,416
Net change in fair value of derivatives	(3,437,780)	(1,135,903)
Derivative liability	1,479,268	$1,351,513

The following summarizes the financial presentation of the convertible notes at inception and March 31, 2008:

	At Inception May 17, 2007	As of March 31, 2008
Notional amount of convertible notes	$3,500,000	$6,150,002
Adjustments:
Discount for single compound embedded derivatives within convertible notes	(3,500,000)	(4,305,785)
Amortized discount on notes payable	--	1,129,865
Convertible notes balance, net	$--	$1,485,735

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

As of the date of issuance of the notes on May 17, 2007, the fair value of options to purchase 717,000 shares totaling $107,766 was reclassified to the liability caption “Derivative liability” from additional paid-in capital.  The fair value of $40,492 as of March 31, 2008, was determined using the closing price of $0.21, the respective exercise price ($1.75 to $17.50), the remaining term on each contract (.85 to 4.6 years), the relevant risk free interest rate (4.23%) as well as the relevant volatility (174.79%).

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

Convertible Notes

During March 2006, the Company issued $75,000 principal amount in the form of a two-year, 10% convertible unsecured note to La Mesa Partners, L.C.  The note became due on March 9, 2008 and the funds were used to pay for lease bonus costs on the Company’s Ohio and Logan County, Kentucky prospects.  At the option of the note holder, the note is convertible into common stock of the Company at a conversion price of $1.00 per share anytime after March 9, 2007.  Interest on the 10% convertible note is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity.  The conversion price of the note was calculated based on a discount to the bid price on the date of funding.  As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $22,500 discount on the note.  The discount was being amortized over a twelve month period beginning April 1, 2006, and the Company has charged $22,500 to interest expense during the twelve month period ended March 31, 2007.

The convertible notes payable at March 31, 2008 and December 31, 2007, are as follows:

	Short-term	Long-term
	March 31, 2008	December 31, 2007
Note due to La Mesa Partners, L.C.	$75,000	$75,000
Total convertible notes payable	$75,000	$75,000

Note 6.                                Accounts Payable and Accrued Liabilities

Accrued liabilities include the following:

	March 31, 2008	December 31, 2007
Accounts payable	$505,506	$797,500
Accrued interest on convertible debentures	159,849	48,439
Accrued interest on short-term note payable	15,493	13,603
Oil and gas payable	59,678	167,917
	$740,526	$1,027,459

Oil and gas payable represents the amount due to the working interest owners in the Company’s Greene County, Mississippi property for the sale of oil.  The Company records a receivable from the purchaser of the oil for 100% of the working interest sale of oil and an offsetting amount for the working interest owners’ share of production to be paid upon receipt of revenue from the purchaser.

Note 7.                                Common Stock

During the three months ended March 31, 2008, the Company issued 20,000 shares of its common stock to an individual for legal services which were valued at $12,000 ($0.60 per share), 10,000 shares of its common stock to an individual for consulting services valued at $6,000 ($0.60 per share), and 130,000 shares of its common stock upon the exercise of an option for gross proceeds of $6,500.

Note 8.                                Subsequent Events

On April 4, 2008, the board of directors of the Company authorized a 1 for 5 reverse stock split of the common stock.  The reverse stock split became effective for trading in the Company’s securities on April 24, 2008.  Accordingly, all references to number of shares (except shares authorized), options, warrants and to per share information in these financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

In April 2008, the Company issued an option to purchase 800,000 shares of its common stock to its COO at an exercise price of $0.735 per share.  The option vests over four years and has a life of 7 years.  The fair market value of the option was $383,466 on the date of grant.

In April 2008, the Company issued an option to purchase 150,000 shares of its common stock to its VP of Land and Business Development at an exercise price of $0.735 per share.  The option vests over three years and has a life of 7 years.  The fair market value of the option was $57,238 on the date of grant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2008, and its results of operations for the three months ended March 31, 2008 and 2007, should be read in conjunction with the audited consolidated financial statements and notes included in Striker’s Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Overview

Striker is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids from conventional reservoirs within the United States.  A majority of the Company’s operations are in the states of Louisiana, Mississippi and Texas.

Property and Equipment

Following is a description of the properties to which the Company is participating as of March 31, 2008, or intends to participate during fiscal 2008.

Abbeville Field – Vermillion Parish, Louisiana

The Company has a 95.4% and 72.7% working interest, respectively, in two producing oil wells and a saltwater disposal well with production facilities in the Abbeville Field located in Vermillion Parish, Louisiana.  The two wells are currently producing approximately 16 gross barrels of oil per day.

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

North Edna Field – Jefferson Davis Parish, Louisiana

The Company has a 40% before payout working interest (29.6% net revenue interest) and a 35% after payout working interest in the LeJuene Well No. 1.  The well is currently producing approximately 128gross barrels of oil per day.

North Sand Hill Field – Greene County, Mississippi

The Company completed an approximately 6,800 foot well to test the Upper Tuscaloosa formation in Greene County, Mississippi.  The Lee Walley Estate Well No. 2 was drilled to a total depth of approximately 6,925 feet and encountered approximately six feet net of oil sands.  The well has been completed and is producing approximately 5 gross barrels of oil per day.  In addition to the producing well, the Company has acquired an “orphan well” from the State of Mississippi which it intends to convert into a saltwater disposal well.  The Company has a 60% working interest and an approximate 47.55% net revenue interest.  An additional proven undeveloped well location has been identified by the Company’s independent reservoir engineer in this field which the Company anticipates will be drilled during fiscal 2008.

South Creole Prospect – Cameron Parish, Louisiana

On September  2006, the Company entered into a farmout agreement to participate in the South Creole prospect located in Cameron Parish, Louisiana.  The South Creole prospect was drilled to a depth of approximately 11,300 feet to test the Planulina A sand.  The Company has a 28.33% before payout working interest and an approximate 20% net revenue interest in the well.  Electric logs indicated approximately 35 feet of pay sand in the Planulina A sand.  Production equipment was installed and the well was tied into a pipeline and began producing to sales on May 2007.  As of the end of the reporting quarter, the well was producing approximately 3,200 gross Mcf of gas and 7 gross barrels of condensate per day.

North Cayuga Prospect – Henderson County, Texas

On January 2007, the Company entered into an agreement to participate in the North Cayuga prospect located in Henderson County, Texas.  The Easter Seals Well No. 1-R has been drilled to a depth of approximately 9,000 feet and initially tested approximately 50 barrels of oil per day from the Rodessa Bacon Lime sand but did not sustain production and, accordingly, the acreage will be farmed out.

Catfish Creek Prospect – Henderson and Anderson Counties, Texas

In April 2007, the Company entered into a participation agreement to participate in the Catfish Creek prospect located in Henderson and Anderson Counties, Texas.  The operator of this prospect recently recompleted the previously drilled Catfish Creek Well No. 1 which flow tested 87 barrels of oil and 266 gross Mcf of gas per day.  Production is from the Rodessa Bacon Lime formation which is located between 9,651 to 9,658 feet deep.  The Catfish Creek prospect consists of over 8,200 gross acres in which the Company, along with its partners, has mineral rights to a depth of 10,600 feet, and the option to participate in wells below 10,600 feet.  This option is important as it will allow the Company to test both the deeper Cotton Valley and Bossier formations which are present throughout the acreage at depths below 10,600 feet.  These formations are prolific hydrocarbon producers in other fields in the region.  The Company has a 33% before payout and 25% after payout working interest in each well drilled and an approximate 24.8% before payout and 18.75% after payout net revenue interest in each producing well.

Welsh Field – Jefferson Davis Parish, Louisiana

Effective June 2007, the Company closed on a transaction and acquired a 100% working interest (75% net revenue interest) in the Welsh Field located in Jefferson Davis Parish, Louisiana from two separate sellers.  On June 2007, the Welsh Field had two wells producing approximately 45 gross barrels of oil per day, two salt water disposal wells and an additional ten wells which were not producing.  Upon closing of the purchase, the Company immediately began operations to repair one saltwater disposal well and two shut-in wells which were not producing due to mechanical problems.  All work was successful and resulting production had increased to approximately 70 gross barrels of oil per day, since then mechanical issues with one of the salt water disposal wells has caused the Company to shut in two production wells due to insufficient disposal capacity.  Current gross production is 33 barrels of oil per day.  The Company intends to perform well repairs and/or recomplete into new formations the remaining seven wells.  The purchase price was $1,300,000 and was funded from funds from the Company’s secured convertible notes.  In addition to the Welsh Field, the Company obtained additional acreage in the North, Northeast and Northwest Welsh prospects and is evaluating two proven undeveloped well locations for possible drilling in 2008

Clemens Dome Prospect – Brazoria County, Texas

Effective July 2005, the Company entered into a letter agreement to obtain an 18.75% before casing point working interest and a 15% after casing point working interest in a prospect to drill a Frio formation test well in Brazoria County, Texas.  During March 2006, the Company increased its working interest to 29.412% before casing point and 25% after casing point and agreed to pay additional amounts for land and geological and geophysical costs for its increased working interest.  During September 2007, the Company sold its participating interest in the Clemens Dome prospect for its original investment of approximately $750,000 with the intent of using the proceeds for further development of its Catfish Creek prospect.

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

Critical Accounting Policies

General

The Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities.  Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.  Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made.  The significant accounting policies are described in more detail in Note 2 to the Company’s audited consolidated financial statements included in its Form 10-KSB filed with the SEC.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties.  Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities are capitalized.  Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.  The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers.  Excluded from amounts subject to depletion are costs associated with unevaluated properties.  Natural gas and crude oil are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil. Net capitalized costs are limited to the lower of unamortized costs net of deferred tax or the cost center ceiling.  The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions and financial derivatives, if any, that hedge its oil and gas reserves; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost center being amortized and; (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.

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

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenue

For the three months ended March 31, 2008, the Company generated revenue from the sale of oil and natural gas of $1,179,135, an increase of $856,787 (266%) over the prior year period amount of $322,348. Revenue from the sale of oil was $862,279 for the 2008 period compared to $322,348 for the 2007 period.  The price received per barrel was $97.71 for the 2008 period compared to $50.60 for the 2007 period.  Oil and gas revenues are as follows:

Oil and Gas Production Costs and Depletion Expense

Oil and gas production costs are comprised of the cost of operations, maintenance and repairs and severance taxes of the Company’s interests in its producing oil and gas properties.  Oil and gas production costs were $478,268 for the three months ended March 31, 2008, compared to $147,880 for the three months ended March 31, 2007.  The Company experienced an increase in lease operating expenses of $330,388 (excluding severance taxes) over the prior year period.  The increase was attributable to an increase in the number of producing properties over the prior year period and well repair expenses.  Lease operating expenses per barrel oil equivalent (“BOE”) increased from $23.21 per BOE for the 2007 period to $31,54 per BOE for the 2008 period.  The Company anticipates that lease operating expenses will continue to increase as a result of the well repair program the Company has initiated at its recently acquired Welsh Field as it strives to increase production.  Severance taxes increased from $30,852 for the 2007 period to $93,482 for the 2008 period, which increase was a result of increased production and revenue.

Depletion expense was $325,703 for the three months ended March 31, 2008, which was an increase of $140, 770 over the prior year period of $184,933.  The Company follows the full cost method of accounting for its oil and gas properties.  As the oil and gas properties are evaluated, they are transferred to the full cost pool, either as successful with associated oil and gas reserves, or as unsuccessful with no oil and gas reserves.  For the three months ended March 31, 2007, the depletion rate per BOE was $29.03 and for the three months ended March 31, 2008, this rate had declined to $21.47 per BOE.  The decrease in the rate per BOE was attributable to the addition of reserves for the North Sand Hill, North Edna, South Creole and Welsh Fields.

Gross Profit (Loss)

For the three months ended March 31, 2008, the Company experienced a gross profit from oil and gas operations of $394,762 compared to a gross loss of $(10,465) for the 2007 period.  The Company has experienced a significant increase in revenue due to the successful completion of the Lejuene Well No.1, the Lee Walley Estate Well No. 1, the South Creole Field and the acquisition of Welsh Field.  As discussed above, the Company experienced an increase in oil and gas production costs due to the addition of these producing properties, well repairs at Abbeville and North Edna Fields and increased severance taxes as a result of increased revenue.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 were $599,167 which was a decrease of $890,076 when compared to the prior year period of $1,489,243.  The major components of operating expenses are as follows:

•
Office administration – Office administration expenses are comprised primarily of office rent, office supplies, postage, telephone and communications and Internet.  Office administration increased from $59,226 for the 2007 period to $68,764 for the 2008 period, an increase of 15%.  The increase was due to office administration expenses  increase in telephone and communications and general liability insurance expenses.

•
Payroll and related – Payroll and related expenses increased from $155,308 for the 2007 period to $212,106 for the 2008 period, an increase of 37%.  Payroll expenses increased as the Company added technical and administrative personnel to fully implement its business plan.

•
Investor relations - The Company continued to invest in its investor relations program during the period to inform current and potential investors of its projects and results of operations.  For the three months ended March 31, 2008, the Company incurred expenses from its investor relations program of $92,215 compared to $179,650 for the 2007 period.  The Company intends to continue to incur these costs in the future to keep its investors apprised of the progress of the Company.

•
Professional services – Professional services are comprised of accounting and audit fees, legal fees, engineering fees, directors’ fees and other outside consulting fees.  Professional services increased from $181,763 for the 2007 period to $155,345 for the 2008 period, a decrease of 17%.

•
Drilling rig contract – The Company had an agreement with the operator of the St. Martinville prospect, the second well drilled with the rig, that the operator would pay a flat fee of $200,000 to truck the rig to the operator’s well and rig up in preparation for drilling.  The Company was obligated to pay the excess cost which amounted to $345,414 and was charged to expense.  Additionally, pursuant to its rig sharing agreement with a third party, the Company reimbursed the third party 50% of the cost to move the drilling rig from the St. Martinville prospect to the third party’s location.  This resulted in a charge to expense of $396,998 for the period ending March 31, 2007.  The Company has fulfilled its obligation pursuant to the drilling rig contract and does not anticipate any charges in the future.

•
Stock option expense – For the three months ended March 31, 2008, the Company performed a Black-Scholes valuation of stock options issued to its employees and recorded no additional expense for the period.  For the three months ended March 31, 2007, the Company performed a Black-Scholes valuation of the stock options issued to its CEO, CFO and COO and incurred expense for the fair value of those options of $459,813.

•
Depreciation – The Company has recorded $12,704 of depreciation expense associated with its computer and office equipment, furniture and fixtures and leasehold improvements for the three months ended March 31, 2008.  The Company is depreciating these assets using the straight-line method over useful lives from three to seven years.  The Company had depreciation expense of $11,093 during the 2007 period.  The difference of $1,611 or 15% is due to depreciation on prior year asset additions.

•
Other operating expenses – Other operating expenses are comprised primarily of travel and entertainment, financing costs, geological and geophysical costs of maps, logs and log library memberships and licenses and fees.  Other operating expenses increased from $45,392 for the 2007 period to $58,034 for the 2008 period.

Other Income (Expense)

During the three months ended March 31, 2008, the Company received interest income of $7,106 on its interest bearing checking accounts, and certificates of deposits.
During the three months ended March 31, 2008, the Company incurred interest expense of $586,487 related to its convertible debt.  This compares with $7,474 for the three months ended March 31, 2007.  The increase of $579,013, or 7747%, is due to the interest and related discount amortization of convertible notes placed in May 2007.

The Company is required to measure the fair value of the warrants and the embedded conversion features related to its secured convertible notes on the date of each reporting period.  The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion features.  Accordingly, the Company recorded non-cash other income of $1, 135,903 during the three months ended March 31, 2008, related to the change in the fair market value of the warrants and embedded derivative liabilities.  The Company did not have any derivative liabilities during the 2007 period.

Net Income (Loss)

The Company recorded net income for the three months ended March 31, 2008, of $394,762, or $0.02 per share (basic and diluted), and a net loss of $1,503,884 or $0.02 per share (basic and diluted), for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, the Company has a working capital balance of $202,391 (excluding the derivative liability of $1,351,513) and cash balances in non-restrictive accounts of $640,216. The Company is required to obtain additional funding to fully implement its development drilling program at its Catfish Creek and North Cayuga prospects and development of its Welsh Field acquisition and to continue to seek new acquisitions and drilling opportunities.  The funding the Company will be seeking will be either through debt and/or equity financings and there can be no assurance that the Company will be successful in raising such financing.  The failure to raise such financing would require the Company to scale back its current operations and possibly forego future opportunities.

Net cash generated by operating activities for the three months ended March 31, 2008, was $760,323.  The Company recorded net income of $394,763 which was partially reduced by non-cash charges totaling $475,010.

.  The Company’s ability to continue as a going concern will depend on management’s ability to successfully obtain additional forms of debt and/or equity financing to execute its drilling and exploration program.  The Company is required in the future to obtain additional funding to fully develop its current and future projects for which it intends to participate and there can be no assurance that the Company will be able to obtain funding on terms acceptable to it, or at all. The Company believes it can obtain additional funding to execute its drilling and exploration program, but it cannot give any assurances that it will be successful in obtaining additional funding on terms acceptable to it, if at all.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS 159"), to permit all entities to choose to elect to measure eligible financial instruments at fair value.  SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption.  Management is currently evaluating the impact of SFAS 159 on the consolidated financial statements. In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), and an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements, how derivatives and related hedges are accounted for under SFAS 133, and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Company is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations”; however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS 141(R) upon its adoption on January 1, 2009 and is currently evaluating whether SFAS 141(R) will have an impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, a company may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. Baseline adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Effective January 1, 2008, the Company adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption resulted in additional disclosures as required by the pronouncement (See Note 5 – Notes Payable) related to our fair value measurements for oil and gas derivatives and marketable securities but no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.                                         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date").  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended March 31, 2008.

ITEM 3.                      EXHIBITS

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

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 15, 2005 and incorporated herein by reference.

21.1	List of subsidiaries, filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 22, 2004 and incorporated herein by reference.
31.1	Certification of Kevan Casey
31.2	Certification of Steven M. Plumb
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey
32.2	Certification for Sarbanes-Oxley Act of Steven Plumb

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature                                                      Title                                Date

/S/ Kevan Casey                                                Chief Executive Officer                                                      May 20, 2008
Kevan Casey                                                        and Director

/S/ Steven M. Plumb                                                Principal Financial and                                                      May 20, 2008
Steven M. Plumb                                                      Accounting Officer and Director

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Kevan Casey, Chief Executive Officer of Striker Oil and Gas, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company for the quarterly period ended March 31, 2008;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

d)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

e)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 20, 2008		/S/ Kevan Casey
	Name:	Kevan Casey
	Title:	Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Steven M. Plumb, Chief Financial Officer of Striker Oil and Gas, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company for the quarterly period ended March 31, 2008;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

d)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

e)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 20, 2008		/S/ Steven M. Plumb
	Name:	Steven M. Plumb
	Title:	Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Executive Officer of Striker Oil and Gas, Inc. (the “Company”), does hereby certify under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 20, 2008	/S/ Kevan Casey
Kevan Casey
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Financial Officer of Striker Oil and Gas, Inc. (the “Company”), does hereby certify under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 20, 2008	/S/ Steven M. Plumb
Steven M. Plumb
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.