Form 10KSB/A
period 2007-12-31
STRIKER OIL & GAS, INC.
filed 2008-07-02
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO.1

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

o           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check if the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. . o

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No o

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. o

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 11, 2008, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $3,040,925.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes o     No ☒

Issuer’s revenues for the fiscal year ended December 31, 2007, were $3,075,924.

The Registrant’s common stock outstanding as of April 11, 2008, was 20,409,431 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant’s proxy or information statement for its annual meeting of shareholders, which was filed by the Registrant on March 11, 2008.
Transitional Small Business Disclosure Format (Check One): Yes o No ☒

STRIKER OIL & GAS, INC.
FORMERLY UNICORP, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-KSB/A
December 31, 2007

EXPLANATORY NOTE

Striker Oil and Gas, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A (this Amendment”) to the Company’s Form 10-KSB for the year ended December 31, 2007, to make certain corrections to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008, as follows:

(i) Page 19, to update the presentation of stock-based compensation to comply with the provisions of SAB Topic 14:F
(ii) Page 19, restated the affected financial statements to:

a. Show the change in derivative liability originally accounted for as a gain on the settlement of debt as part of the change in the fair value of derivatives; and
b. Remove the gain on settlement of embedded derivatives from Additional paid in capital with a corresponding reduction in the Change in the fair value of derivatives on the income statement.
(iii) Page 19, restate the Financial Statements in order to reflect the expense the fair value of nonemployee stock options;
(iv) Page 27, provide additional disclosure relating to our calculations of compensation expense related to stock options; and
(v) Page 31, include the conclusions of management regarding the effectiveness of our disclosure controls and procedures.

The changes set forth above are the only portions of the Form 10-KSB being amended herein. This Amendment No. 1 does not change any other information set forth in the Form 10-KSB.

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Form 10-KSB may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors which may cause Striker Oil & Gas’ actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

The Company’s ability to generate additional revenues and continue its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue.  It incurred net losses of $1,946,768 and $3,310,279 for the fiscal years ended December 31, 2007 and 2006, respectively.  Proceeds raised by the Company may not be sufficient to complete its objectives.  Should the proceeds raised by the Company not be sufficient to complete the above objectives, it may be required to scale back its operations.  Additionally, production information as of April 11, 2008, is not necessarily indicative of future production data and it should be expected that future production numbers may decrease over time.

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

Risks Relating to the Company’s Business

Striker Has a History of Losses Which May Continue, Which May Negatively Impact Its Ability to Achieve Its Business Objectives.

The Company incurred a net loss of $3,310,279 for the fiscal year ended December 31, 2006, and a net loss of $1,946,768 for the fiscal year ended December 31, 2007 and expects to incur a net loss in fiscal 2008.  Its operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that its future operations will be profitable.  The Company may not achieve its business objectives and the failure to achieve such goals would have an adverse impact on it.

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

The Company’s financial statements are prepared in accordance with generally accepted accounting principles.  The reported financial results and disclosures were developed using certain significant accounting policies, practices and estimates, which are discussed in the Management’s Discussion and Analysis of Financial Condition and Plan of Operations section.  The Company follows the full cost method of accounting for its oil and gas properties.  Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities are capitalized.  Proceeds received from disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.  The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers.  Excluded from amounts subject to depletion are costs associated with unevaluated properties.  Natural gas and crude oil are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil.  Net capitalized costs are limited to the lower of unamortized costs net of deferred tax or the cost center ceiling.  The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions and financial derivatives that hedge its oil and gas reserves; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost center being amortized and; (iv) ncome tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.  A write down of these capitalized costs could be required if natural gas and/or crude oil prices were to drop recipitously at a reporting period end.  Future price declines or increased operating and capitalized costs without incremental increases in natural gas and crude oil reserves could also require the Company to record a write down.

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

As of April 11, 2008, there were 20,409,347 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 8,333,336 shares of common stock and outstanding warrants to purchase 4,346,536 shares of common stock.  The sale of these shares may adversely affect the market price of the Company’s common stock.

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

The record date established by the Board of Directors for purposes of determining the number of outstanding shares of voting capital stock was February 27, 2008 (the “Record Date”).  As of the Record Date, there were 20,343,051 shares of the Company’s common stock issued and outstanding.  The common stock constitutes the only outstanding class of voting securities.  Each share of common stock entitles the holder to one (1) vote on all matters submitted to the shareholders.

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

Year 2007	High	Low
Quarter ended December 31	$ 1.05	$ 0.40
Quarter ended September 30	$ 1.75	$ 0.95
Quarter ended June 30	$ 2.10	$ 1.65
Quarter ended March 31	$ 2.15	$ 1.55
Year 2006	High	Low
Quarter ended December 31	$ 4.05	$ 1.85
Quarter ended September 30	$ 5.10	$ 3.10
Quarter ended June 30	$ 5.50	$ 2.30
Quarter ended March 31	$ 10.70	$ 2.75

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

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	565,067	$2.65	120,859
Equity Compensation Plans not Approved by Security Holders	1,200,000	1.015	400,000
Total	1,765,067	$1.545	520,859

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended December 31, 2007.

Equity Repurchases by Issuer

The following table sets forth information, as of December 31, 2007, with respect to the Company’s repurchase of common shares during fiscal 2007.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans Or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
March 2007	937,839	(1)	$0.225	--	--
	937,839		$0.225	--	--

(1)           On May 3, 2006, the Company entered into a loan agreement with Mr. Tommy Allen, a shareholder, whereby the Company loaned Mr. Allen $200,000 at an interest rate of six percent (6%) and due May 3, 2007, provided however, that on and after August 3, 2006, the Company may accelerate the maturity in its sole discretion to a date no earlier than twenty (20) business days after giving Mr. Allen notice.  The note was initially secured with 3,938,000 shares of Striker common stock pursuant to a security agreement dated May 3, 2006.  On March 30, 2007, the Company retired the note and accrued interest through the exchange of 937,839 shares of Mr. Allen’s common stock at $0.225 per share for a total exchange value of $211,014.

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

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenue

For the year ended December 31, 2007, the Company generated revenue from the sale of oil and natural gas of $3,075,924, an increase of $2,151,426 (233%) over the prior year period. Revenue from the sale of oil was $2,283,798 for the 2007 period compared to $924,498 for the 2006 period.  The price received per barrel was $71.01 for the 2007 period compared to $60.95 for the 2006 period.  Oil produced from the Company’s North Sand Hill Field has a low gravity of approximately 20 degrees and lowers the weighted average price received for all oil sales.  The price received for oil sales at North Sand Hill Field for the 2007 period was $47.23 per barrel compared to an average of $77.17 for all other oil sales.

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

Oil and Gas Production Costs and Depletion Expense

Oil and gas production costs are comprised of the cost of operations, maintenance and repairs and severance taxes of the Company’s interests in its producing oil and gas properties.  Oil and gas production costs were $893,214 for the year ended December 31, 2007, compared to $236,359 for the year ended December 31, 2006.  The Company experienced an increase in lease operating expenses of $525,264 (excluding severance taxes) over the prior year period.  The increase was attributable to an increase in the number of producing properties over the prior year period and major well repair expenses on one of the Company’s Abbeville Field wells and the Lejuene Well No. 1 at North Edna Field.  Lease operating expenses (excluding severance taxes)  per barrel oil equivalent (“BOE”) increased from $9.82 per BOE for the 2006 period to $13.33 per BOE for the 2007 period.  The Company has experienced a high operating cost per BOE at its Welsh Field which is primarily attributable to the poor condition of the wells when the Company acquired them.  The Company anticipates that lease operating expenses will continue to increase during fiscal 2008 as a result of the well repair program the Company has initiated at Welsh Field as it strives to increase production.  Severance taxes increased from $87,316 for the 2006 period to $218,906 for the 2007 period, which increase was a result of increased revenue as a result of increased production and product prices over the 2006 period.

Depletion expense was $1,005,101 for the year ended December 31, 2007, which was an increase of $669,879 over the prior year period of $335,222.  The Company follows the full cost method of accounting for its oil and gas properties.  As the oil and gas properties are evaluated, they are transferred to the full cost pool, either as successful with associated oil and gas reserves, or as unsuccessful with no oil and gas reserves.  For the year ended December 31, 2006, the depletion rate per BOE was $22.09 and for the year ended December 31, 2007, this rate had declined to $19.88 per BOE.  The decrease in the rate per BOE was primarily attributable to the addition of reserves for the South Creole and Welsh Fields and Catfish Creek prospect.

Gross Profit

For the year ended December 31, 2007, the Company experienced a gross profit from oil and gas operations of $1,177,609 compared to a gross profit of $352,917 for the 2006 period, an increase of $824,692, or 234%.  The Company has experienced a significant increase in revenue due to the successful completion of the Lejuene Well No.1, the Lee Walley Estate Well No. 2, the Catfish Creek Well No. 1, the South Creole Field and the acquisition of Welsh Field.  As discussed above, the Company experienced an increase in oil and gas production costs due to the addition of these producing properties, well repairs at Abbeville and North Edna Fields and increased severance taxes as a result of increased revenue.  The Company experienced a reduction in its depletion rate per BOE for the 2007 period over the 2006 period.

Operating Expenses

Operating expenses for the year ended December 31, 2007 were $4,485,511 which was an increase of $831,365, or 23%, when compared to the prior year period of $3,654,146.  The major components of operating expenses are as follows:

• Office administration – Office administration expenses are comprised primarily of office rent, office supplies, postage, telephone and communications and Internet.  Office administration increased from $173,405 for the 2006 period to $214,573 for the 2007 period, an increase of 24%.  The Company moved into its new executive offices during April 2006 which accounted for a majority of the increase in office rent expense of $26,406, incurred an increase of $16,534 for development of its website during the 2007 period and incurred an increase in general liability and umbrella insurance of $8,229 as a result of increased activity.  Additional office administration expenses which created the increase were telephone and communications which were partially offset by reductions in office supplies, dues and subscriptions and maintenance and repairs.

• Payroll and related – Payroll and related expenses increased from $1,180,146 for the 2006 period to $1,692,938 for the 2007 period, an increase of 43%.  Payroll expenses are comprised of salaries, bonuses, payroll taxes, health insurance and stock option expense.  During 2007, the Company employed a new CEO and Vice President of Land and Business Development and in accordance with their employment agreements they each received cash sign-on bonuses of $100,000 and $50,000, respectively.  In addition, these individuals received annual salaries of $300,000 and $200,000, respectively.  For the year ended December 31, 2007, the Company performed a Black-Scholes valuation of stock options issued to its CFO on January 15, 2007 and charged to expense $41,680, as these options were immediately vested and stock options issued to its interim COO on June 25, 2007 and charged to expense $168,007 as these options were fully vested on September 4, 2007.  In addition to the previous options, the Company performed a Black-Scholes valuation of stock options issued to its new CEO, Vice President of Land and Business Development, accounting manager and administrative assistant during 2007 and charged to expense $289,035 for these options.  The Company charged to expense the remaining unamortized fair value of options issued to its former COO who resigned effective February 15, 2007, which charge amounted to $418,133.  For the year ended December 31, 2006, the Company performed a Black-Scholes valuation of the stock options issued to its CEO, CFO and COO and incurred expense for the fair value of those options of $546,342. The combination of these items were primarily responsible for the increases in payroll and related expenses.  The Company anticipates payroll expenses will increase in the future as the Company adds technical and administrative personnel to fully implement its business plan.

• Investor relations - The Company continued to invest in its investor relations program during the period to inform current and potential investors of its projects and results of operations.  For the year ended December 31, 2007, the Company incurred expenses from its investor relations program of $507,061 compared to $967,120 for the 2006 period, a decrease of $460,059, or 48%.  The Company intends to continue to incur these costs in the future to keep its investors apprised of the progress of the Company.

• Professional services – Professional services are comprised of accounting and audit fees, legal fees, engineering fees, directors’ fees and other outside consulting fees.  Professional services increased from $269,106 for the 2006 period to $794,731 for the 2007 period, an increase of 195%.  During the year ended December 31, 2007, the Company performed due diligence on a significant acquisition, which acquisition was eventually aborted.  The Company incurred approximately $102,000 in expenses for legal, land title and reservoir engineering, which expenses were charged to expense during the period.  Additionally, the Company incurred a $100,000 charge to other expense for a non-refundable option fee to remove the acquisition properties from the market.  The Company has experienced an increase of approximately $35,000 for accounting fees associated with its quarterly and annual public company filings and Form SB-2 filed in association with the Company’s YA Global Investments’ funding.

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

• Impairment of oil and gas properties – During the year ended December 31, 2007, the Company transferred the costs associated with its non-productive properties consisting of Veltin, North Laurel Ridge and St. Martinsville prospects to the full cost pool.  The Company also transferred the costs of its South Creole prospect and Welsh Field acquisition to the full cost pool.  The Company then performed a ceiling test of its full cost pool and determined an impairment charge of $372,668 was warranted.  The Company performed a ceiling test of its full cost pool as of December 31, 2006 and determined an impairment of $612,486 was warranted.

• Depreciation – During the year ended December 31, 2007, the Company recorded $45,753 of depreciation expense associated with its computer and office equipment, furniture and fixtures and leasehold improvements for the year ended December 31, 2007.  The Company is depreciating these assets using the straight-line method over useful lives from three to seven years.  The Company had depreciation expense of $32,006 during the 2006 period.

• Other operating expenses – Other operating expenses are comprised primarily of travel and entertainment, financing costs, bad debt expense, geological and geophysical costs of maps, logs and log library memberships and licenses and fees.  Other operating expenses increased from $127,493 for the 2006 period to $431,111 for the 2007 period.  As previously mentioned, the Company incurred a one-time charge of $100,000 resulting from a non-refundable option payment pursuant to an aborted acquisition which the Company was pursuing.  In addition, the Company incurred a bad debt expense charge of $166,790 for uncollectable amounts due from working interest owners involved in two of the Company’s drilling projects.  The Company intends to use all means available to it to collect these amounts.

Other Income (Expense)

During the year ended December 31, 2007, the Company received interest income of $44,539 on its interest bearing checking accounts, certificates of deposit and a related party note due to the Company.

During the year ended December 31, 2007, the Company incurred interest expense of $13,125 on its $75,000 principal amount of short-term convertible debt, $302,766 on its $7,000,000 secured convertible debt, $19,369 amortization of its deferred financing costs and $543 of interest on a short-term financing agreement.  Additionally, the Company incurred $955,739 of non-cash interest expense in relation to recording the initial valuation of the embedded derivatives, $454,217 of non-cash interest expense from the amortization of the discount on the secured convertible notes and $334,934 of interest expense related to the acceleration of the amortization of the discount associated with the portion of the secured convertible notes settled in cash during the fourth quarter.  This compares with $29,813 for the year ended December 31, 2006.

The Company is required to measure the fair value of the warrants and the embedded conversion features related to its secured convertible notes on the date of each reporting period.  The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion features.  Accordingly, the Company recorded non-cash other income of $3,397,288 during the year ended December 31, 2007, related to the change in the fair market value of the warrants and embedded derivative liabilities.  The Company did not have any derivative liabilities during the 2006 period.

Net Loss

The Company recorded a net loss for the year ended December 31, 2007, of $1,946,768, or $0.10 per share (basic and diluted), and a net loss of $3,310,279 or $0.19 per share (basic and diluted), for the year ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, the Company has a negative working capital balance of $1,653,706 (excluding the derivative liability of $1,479,268 and cash balances in non-restrictive accounts of $608,944.   The Company believes that its current cash balances as well as revenue from its existing producing properties will be sufficient to fund its operations for the next twelve months.  On September 1, 2007 the Company began making interest payments on its secured convertible notes and on October 1, 2007, the Company began making principal payments on its secured convertible notes.  The Company is required to obtain additional funding to fully implement its development drilling program at its Catfish Creek and North Edna prospects and development of its Welsh Field acquisition and to continue to seek new acquisitions and drilling opportunities.  The funding the Company will be seeking will be either through debt and/or equity financings and there can be no assurance that the Company will be successful in raising such financing.  The failure to raise such financing would require the Company to scale back its current operations and possibly forego future opportunities.  As of December 31, 2007, the Company had convertible short-term debt in the principal amount of $75,000, which debt is convertible at $5.00 per share anytime after to March 9, 2007, and the current portion principal amount of its secured convertible notes of $2,538,456.

Net cash used in operating activities for the year ended December 31, 2007, was $2,127,006.  The Company recorded a net loss of $1,946,768 which was partially increased by non-cash charges totaling $180,238.  Accounts receivable increased $1,107,396 which increase is primarily attributable to  increased amounts due from the purchaser of the Company’s oil and gas production from its South Creole well which began production in May 2007 and the Company had received no sales revenue as of December 31, 2007.  In addition, the Company experienced a decrease in its prepaid drilling contract of $819,489 resulting from the drilling of the second well pursuant to the drilling rig contract and increases in accounts payable and accrued liabilities of $480,222 resulting primarily from increased drilling activity.  The Company experienced a decrease in its drilling contract liability of $535,000 resulting from the drilling of the second well pursuant to the rig contract.  The Company also incurred $78,500 in deferred financing costs for legal fees incurred in closing its secured convertible notes.  The non-cash charges were primarily composed of depletion and impairment of its oil and gas properties, expenses associated with the issuance of common stock for services, stock options issued to employees and consultants under the fair value method and non-cash charges associated with the valuation of embedded derivatives pursuant to the Company’s secured convertible notes.

Net cash used in investing activities was $5,182,088 which is comprised of $5,832,120 of drilling and leasehold costs on its current projects and acquisition costs of its Welsh Field purchase.  During September 2007, the Company sold its participating interest in the Clemens Dome prospect for its invested cost and received a cash payment of $750,032.  The Company purchased a $100,000 certificate of deposit as collateral for a plugging bond in favor of the State of Louisiana to fulfill its well plugging and abandonment obligations for its Louisiana properties.

Net cash provided by financing activities of $7,500,154 includes $1,950,040 received pursuant to its Equity Distribution Agreement with YA Global Investments L.P. (formerly, Cornell Capital Partners L.P.), as discussed below, of which the Company issued 1,239,740 shares of common stock ($1.575 per share) to YA Global Investments.  The Company received $7,000,000 in gross proceeds from its secured convertible notes from YA Global Investments.  The Company paid $700,000 in commitment fees and $30,000 in structuring fees. The Company received $5,000 from the exercise of a former employee’s stock options.

Secured Convertible Notes

To obtain funding for the Company’s ongoing operations, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.), an accredited investor, on May 17, 2007, for the sale of $7,000,000 in secured convertible debentures.  They have provided the Company with an aggregate of $7,000,000 as follows:

• $3,500,000 was disbursed on May 17, 2007;
• $2,000,000 was disbursed on June 29, 2007; and
• $1,500,000 was disbursed on October 24, 2007.

Accordingly, the Company has received a total of $7,000,000, less a 10% commitment fee of $700,000 and a $15,000 structuring fee for net proceeds of $6,285,000 pursuant to the securities purchase agreement.  The Company had previously paid an additional $15,000 to Yorkville Advisors as a structuring fee.  In connection with the securities purchase agreement, the Company issued YA Global Investors warrants to purchase an aggregate of 1,624,300 shares of common stock as follows:

• warrant to purchase 509,000 shares of common stock exercisable at $2.75 per share;
• warrant to purchase 430,800 shares of common stock exercisable at $3.25 per share;
• warrant to purchase 373,400 shares of common stock exercisable at $3.75 per share and
• warrant to purchase 311,100 shares of common stock exercisable at $4.50 per share.

All of the warrants expire five years from the date of issuance.

The convertible debentures bear interest at 9%, mature 30 months from the date of issuance, and are convertible into the Company’s common stock, at YA Global Investments’ option, at a rate of $2.50 per share, subject to adjustment.  Based on this conversion price, the $7,000,000 in secured convertible debentures, excluding interest, are convertible into2,800,000 shares of the Company’s common stock.  YA Global Investments has contractually agreed to restrict its ability to convert its debentures or exercise its warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

• If the Company pays a stock dividend, engages in a stock split, reclassifies its shares of common stock or engages in a similar transaction, the conversion price of the secured convertible debentures will be adjusted proportionately;
• If the Company issues rights, options or warrants to all holders of its common stock (and not to YA Global Investments) entitling them to subscribe for or purchase shares of common stock at a price per share less than $2.50 per share, other than issuances specifically permitted by the securities purchase agreement, then the conversion price of the secured convertible debentures will be adjusted on a weighted-average basis;
• If the Company issues shares, other than issuances specifically permitted by the securities purchase agreement of its common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of its common stock, at a price per share less than $2.50 per share, then the conversion price will be adjusted to such lower price on a full-ratchet basis;
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

The Amendment amends the notes as follows: (i) the interest rate was increased from 9% to 14%; (ii) the maturity date was changed from November 17, 2009 to December 31, 2010; (iii) the conversion price was changed from $2.50 per share to $0.75 per share; (iv) the Company agreed to make monthly payments of principal and interest of $100,000 beginning on March 1, 2008 and a one-time balloon payment of $1,300,000 due and payable on December 31, 2009.

The Amendment amends the warrants as follows: Warrant A-1’s exercise price was decreased from $2.75 per share to $0.75 per share; Warrant B-1’s exercise price was decreased from $3.25 per share to $1.25 per share; Warrant C-1’s exercise price was decreased from $3.75 per share to $1.75 per share; and Warrant D-1’s exercise price was decreased from $4.50 per share to $2.50 per share.

In addition, in connection with the Amendment, the Company issued the following additional four warrants:

•	A warrant (A-2) to purchase 1,357,333 shares of common stock at $0.75 per share, which expires on May 17, 2012.
•	A warrant (B-2) to purchase 689,280 shares of common stock at $1.25 per share, which expires on May 17, 2012.
•	A warrant (C-2) to purchase 426,743 shares of common stock at $1.75 per share, which expires on May 17, 2012.
•	A warrant (D-2) to purchase 248,880 shares of Common Stock at $2.50 per share, which expires on May 17, 2012.

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

Upon the execution of the Equity Distribution Agreement, YA Global Investments received as a one-time commitment fee 64,444 shares of the Company’s common stock which was valued at $300,000 on the date of issuance.  In connection with the Equity Distribution Agreement, the Company had also entered into a placement agent agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer.  Upon execution of the placement agent agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 2,222 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of its shares on the date of issuance.  The Company recorded the costs of these stock issuances and payments made for legal fees pursuant to this funding transaction as deferred offering costs on its balance sheet and charged the deferred financing costs to additional paid-in capital during the quarterly periods ended June 30 and March 31, 2006.

The Company filed an initial registration statement with the SEC registering 1,180,749 shares of Unicorp common stock which included YA Global Investments’ 64,444 shares issued as a commitment fee and Monitor Capital’s 2,222 shares issued as a placement agent fee.  The initial registration statement was declared effective by the SEC on February 14, 2006, and as of August 31, 2006, the Company had issued 1,113,812 shares of its common stock to YA Global Investments and had received net proceeds of $3,982,500.

On September 8, 2006, the Company filed a new registration statement registering 2,000,000 shares of Unicorp common stock to be issued to YA Global Investments in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 of gross proceeds not received under the initial registration statement.  This registration statement was declared effective by the SEC on October 23, 2006, and as June 30, 2007, the Company has issued 2,000,000 shares of its common stock to YA Global Investments and has received net proceeds of $3,372,539.

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

As discussed in Note 23, the accompanying 2007 consolidated financial statements have been restated.

/s/  Malone & Bailey PC
    Malone & Bailey PC

www.malone-bailey.com
April 14, 2008
(May 2, 2008 as to Note 22)
(July 1, 2008 as to Note 18 and as to the effects of the restatement discussed in Note 23)
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

/s/  Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.

March 20, 2007
Houston, Texas

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
(FORMERLY UNICORP, INC.)
CONSOLIDATED BALANCE SHEETS
	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$608,944	$417,884
Oil and gas receivable, net of allowance of $166,789 at December 31, 2007	1,574,097	409,024
Accounts receivable – other	--	57,677
Note and interest receivable – related party	--	207,989
Prepaid drilling contract	--	246,651
Prepaid expenses	333,164	1,743,011
Deferred financing costs, net	59,131	--
Total current assets	2,575,336	3,082,236
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	11,913,806	3,426,811
Unevaluated costs	711,521	1,697,644
Other fixed assets	263,059	230,306
Accumulated depletion, depreciation and impairment	(3,165,108)	(1,741,586)
Property and equipment, net	9,723,278	3,613,175
Other assets	128,146	25,914
Total assets	$12,426,760	$6,721,325
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,027,459	$547,236
Notes payable	100,111	--
Current portion – secured convertible note payable net of unamortized discount of $1,064,419	2,166,341	--
Drilling contract liability	326,187	535,000
Derivative liabilities	1,479,268	--
Total current liabilities	5,099,366	1,082,236
Long-term liabilities:
Secured convertible note payable net of unamortized discount of $2,797,247	221,995	--
Long-term note payable, net of discount	--	69,375
Asset retirement obligations	748,757	--
Total liabilities	6,070,118	1,151,611
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized,
20,212,968 and 18,903,228 issued and outstanding at
December 31, 2007 and 2006, respectively	20,213	18,903
Treasury stock, at cost; 1,237,839 and 300,000 shares at
December 31, 2007 and 2006, respectively	(331,014)	(120,000)
Additional paid-in capital	21,767,652	18,824,252
Accumulated deficit	(15,100,209)	(13,153,441)
Total shareholders’ equity	6,356,642	5,569,714
Total liabilities and shareholders' equity	$12,426,760	$6,721,325

See accompanying notes to audited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
(FORMERLY UNICORP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Oil and gas revenue	$3,075,924	$924,498
Oil and gas production costs	893,214	236,359
Depletion expense	1,005,101	335,222
Gross profit	1,177,609	352,917

Operating expenses:
Office administration	214,573	173,405
Payroll and related	1,692,938	1,180,146
Investor relations	507,061	967,120
Professional services	794,731	269,106
Drilling rig contract	426,676	292,384
Impairment of oil and gas properties	372,668	612,486
Depreciation	45,753	32,006
Other	431,111	127,493
Total operating expenses	4,485,511	3,654,146

Loss from operations	(3,307,902)	(3,301,229)

Other income (expense):
Interest income	44,539	20,763
Interest expense- other	(2,080,693)	(26,288)
Interest expense – related parties	--	(3,525)
Change in fair value of derivatives	3,397,288	--
Total other	1,361,134	(9,050)
Net loss	$(1,946,768)	$(3,310,279)

Net loss per share:
Basic and diluted	$(0.10)	$(0.19)

Weighted average number of common shares outstanding:
Basic and diluted	19,924,187	17,685,924

See accompanying notes to audited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
(FORMERLY UNICORP, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
JANUARY 1, 2006 TO DECEMBER 31, 2007

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balances, January 1, 2006	16,664,893	$ 16,665	$ --	$ 10,964,137	$ (9,843,162)	$ 1,137,640
Stock issued for financing	4,800	5	--	13,915	--	13,920
Beneficial conversion feature of note payable	--	--	--	22,500	--	22,500
Stock and stock options issued for services	20,420	20	--	222,514	--	222,534
Fair value of stock options	--	--	--	565,406	--	565,406
Stock issued for payment of accounts payable	7,557	8	--	29,992	--	30,000
Exercise of stock options	297,200	297	--	1,952,954	--	1,953,251
Purchase of treasury stock	--	--	(120,000)	--	--	(120,000)
Stock issued for cash, net of offering costs	1,908,358	1,908	--	5,052,834	--	5,054,742
Net loss	--	--	--	--	(3,310,279)	(3,310,279)
Balances, December 31, 2006	18,903,228	18,903	(120,000)	18,824,252	(13,153,441)	5,569,714
Purchase of treasury stock	--	--	(211,014)	--	--	(211,014)
Fair value of stock options	--	--	--	916,855	--	916,855
Stock issued for services	50,000	50	--	72,765	--	72,815
Exercise of stock options	20,000	20	--	4,980	--	5,000
Stock issued for cash, net of offering costs	1,239,740	1,240	--	1,948,800	--	1,950,040
Net loss	--	--	--	--	(1,946,768)	(1,946,768)
Balances, December 31, 2007	20,212,968	$ 20,213	$ (331,014)	$ 21,767,652	$ (15,100,209)	$ 6,356,642

See accompanying notes to audited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
(FORMERLY UNICORP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,946,768)	$(3,310,279)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and depreciation	1,050,854	367,228
Impairment of oil and gas properties	372,668	612,486
Stock and stock options issued for services	72,815	172,534
Stock issued for loan commitment	--	13,920
Stock option expense	916,855	565,406
Amortization of debt discounts	1,750,515	16,875
Amortization of deferred financing costs	19,369	--
Gain on settlement of derivatives	(147,979)	--
Non-cash investment income	(5,257)	(8,903)
Change in fair value of derivatives	(3,397,288)	--
Changes in assets and liabilities:
Accounts receivable	(1,107,396)	(371,180)
Prepaid drilling contract	572,838	(246,651)
Deferred financing costs	(78,500)	(46,318)
Prepaid expenses	(292,933)	(1,464,413)
Accounts payable and accrued liabilities	628,201	(4,854)
Drilling contract liability	(535,000)	535,000
Net cash used in operating activities	(2,127,006)	(3,169,149)
Cash flows from investing activities:
Purchase of certificate of deposit	(100,000)	(25,000)
Investment in oil and gas properties and other fixed assets	(5,832,120)	(3,411,664)
Proceeds from sale of oil and gas property	750,032	--
Note receivable – related party	--	(200,000)
Deposits	--	5,000
Net cash used in investing activities	(5,182,088)	(3,631,664)
Cash flows from financing activities:
Proceeds from secured convertible note payable	7,000,000	--
Repayment of secured convertible note payable	(749,997)	--
Debt issuance costs	(730,000)	--
Proceeds from notes payable – related parties and other	32,000	100,000
Repayment of notes payable – related parties and other	(6,889)	(467,000)
Stock issued for cash	1,950,040	5,465,000
Exercise of stock options	5,000	1,953,251
Purchase of treasury stock	--	(120,000)
Net cash provided by financing activities	7,500,154	6,931,251
Net increase in cash	191,060	130,438
Cash and cash equivalents, beginning of period	417,884	287,446
Cash and cash equivalents, end of period	$608,944	$417,884

See accompanying notes to audited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
(FORMERLY UNICORP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(Continued)

	2007	2006
Supplemental cash flow disclosures:
Interest paid	$255,877	$32,621
Taxes paid	$--	$--

Supplemental non-cash disclosures:
Stock issued for prepaid expenses	$22,580	$50,000
Stock issued for payment of accounts payable	$--	$30,000
Note issued for acquisition of leasehold interests	$--	$75,000
Note receivable – related party exchanged for Company stock	$211,014	$--
Asset retirement obligations	$748,757	$--
Transfer to oil and gas properties from prepaid expenses	$1,702,780	$--

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

During the year ended December 31, 2007, vested options to purchase 308,400 shares of common stock; convertible debt and accrued interest, convertible into 2,536,694 shares of common stock; and warrants to purchase 1,624,300 shares of common stock were excluded from the calculation of earnings per share since their conversion and exercise prices were below the market price at December 31, 2007, and their inclusion would have been antidilutive had their conversion and exercise prices been “in the money”.  Options to purchase 196,667 shares of common stock were excluded from the calculation of earnings per share since inclusion would be antidilutive.  During the year ended December 31, 2006, convertible debt and accrued interest, convertible into 16,221 shares of common stock and vested stock options to purchase 184,400 shares of common stock were excluded from the calculation of earnings per share since their conversion and exercise prices were below the market price at December 31, 2006, and their inclusion would have been antidilutive had their conversion and exercise prices been “in the money”.  During the years ended December 31, 2007 and 2006, there was no convertible preferred stock outstanding.

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

Note 3.    Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations.  However, as shown in these consolidated financial statements, the Company during the year ended December 31, 2007, incurred a net loss of $1,946,768, and as of that date, the Company had a working capital deficit of $2,395,881.  In addition, the Company has an accumulated deficit of $15,100,209.  These factors raise doubt about the Company’s ability to continue as a going concern if changes in operations are not forthcoming.

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

Note 4.    Accounts Receivable

Accounts receivable consists of the following:

	As of December 31,
	2007	2006
Accrued production receivable	$ 1,476,182	$ 288,312
Joint interest receivables	264,704	120,713
Due from joint interest property operator	--	57,426
Other	--	250
Allowance for bad debts	(166,789)	--
	$ 1,574,097	$ 466,701

Note 5.    Note Receivable – Related Party

On May 3, 2006, the Company entered into a loan agreement with Mr. Tommy Allen, a shareholder, whereby the Company loaned Mr. Allen $200,000 at an interest rate of six percent (6%) and due May 3, 2007, provided however, that on and after August 3, 2006, the Company may accelerate the maturity in its sole discretion to a date no earlier than twenty (20) business days after giving Mr. Allen notice.  The note was initially secured with 3,938,000 shares of Striker common stock pursuant to a security agreement dated May 3, 2006.  Effective July 27, 2006, the Company purchased 300,000 shares of Mr. Allen’s Striker common stock for $120,000 ($0.40 per share) and amended the security agreement to reduce the number of common shares as security from 3,938,000 to 3,638,000.  On March 30, 2007, the Company retired the note and accrued interest through the exchange of 937,839 shares of Mr. Allen’s common stock at $0.225 per share for a total exchange value of $211,014.  The 300,000 and 937,839 shares are being held as treasury stock at cost.

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

Unevaluated Natural Gas and Crude Oil Costs Excluded from Depletion

Under full cost accounting, the Company may exclude certain unevaluated costs from the amortization base pending determination of whether proved reserves have been discovered or impairment occurred.  A summary of the unevaluated properties excluded from natural gas and crude oil properties being amortized at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
Lease acquisition and G&G	$ 464,173	$ 646,073
Drilling and equipment costs	247,348	1,051,571
	$ 711,521	$ 1,697,644

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

To obtain funding for the Company’s ongoing operations, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.), an accredited investor, on May 17, 2007, for the sale of $7,000,000 in secured convertible debentures.  They will provide the Company with an aggregate of $7,000,000 as follows:

• $3,500,000 was disbursed on May 17, 2007;
• $2,000,000 was disbursed on June 29, 2007; and
• $1,500,000 was disbursed on October 24, 2007.

Accordingly, as of December 31, 2007, the Company has received a total of $7,000,000, less a 10% commitment fee of $700,000 and a $15,000 structuring fee for net proceeds of $6,285,000 pursuant to the securities purchase agreement.  The Company had previously paid an additional $15,000 to Yorkville Advisors as a structuring fee.  In connection with the securities purchase agreement, the Company issued YA Global Investors warrants to purchase an aggregate of 1,624,300 shares of common stock as follows:

• warrant to purchase 509,000 shares of common stock exercisable at $2.75 per share;
• warrant to purchase 430,800 shares of common stock exercisable at $3.25 per share;
• warrant to purchase 373,400 shares of common stock exercisable at $3.75 per share and
• warrant to purchase 311,100 shares of common stock exercisable at $4.50 per share.

All of the warrants expire five years from the date of issuance.

The convertible debentures bear interest at 9%, or an effective interest rate of 152.8%, mature 30 months from the date of issuance, and are convertible into the Company’s common stock at a rate of $2.50 per share, subject to adjustment.  Based on this conversion price, the $7,000,000 in secured convertible debentures, excluding interest, is convertible into 2,800,000 shares of the Company’s common stock.  YA Global Investments has contractually agreed to restrict its ability to convert its debentures or exercise its warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

• If the Company pays a stock dividend, engages in a stock split, reclassifies its shares of common stock or engages in a similar transaction, the conversion price of the secured convertible debentures will be adjusted proportionately;
• If the Company issues rights, options or warrants to all holders of its common stock (and not to YA Global Investments) entitling them to subscribe for or purchase shares of common stock at a price per share less than $2.50 per share, other than issuances specifically permitted by the securities purchase agreement, then the conversion price of the secured convertible debentures will be adjusted on a weighted-average basis;
• If the Company issues shares, other than issuances specifically permitted by the securities purchase agreement of its common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of its common stock, at a price per share less than $2.50 per share, then the conversion price will be adjusted to such lower price on a full-ratchet basis;
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

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations at inception (May 17, 2007) of the transaction and through December 31, 2007 are as follows:

	Transaction Date May 17, 2007	Liability as of December 31, 2007
Derivative liability – single compound embedded derivatives within the convertible notes	$1,352,500	$2,301,306
Derivative liability – warrants	2,723,239	2,723,239
Total	$4,075,739	5,024,545
Net change in fair value of derivatives		(3,437,780)
Discounts on principal payments		(147,989)
Derivative liability		$1,438,776

The following summarizes the financial presentation of the convertible notes at inception (May 17, 2007) and December 31, 2007:

	At Inception May 17, 2007	As of December 31, 2007
Notional amount of convertible notes	$3,500,000	$6,250,002
Adjustments:
Discount for single compound embedded derivatives within convertible notes	(3,500,000)	(4,798,906)
Discounts on principal payments	--	482,923
Amortized discount on notes payable	--	454,317
Convertible notes balance, net	$--	$2,388,336

At December 31, 2007, the Company has classified $2,166,341 (net of unamortized discount of $1,064,419) of the convertible notes as a current liability based upon the repayment provisions then in effect in the securities purchase agreement.  See Note 21 for a discussion of the subsequent amendment of the securities purchase agreement.

During 2007, the Company made principal payments against the convertible notes in the amount of $749,997.  As a result of these payments, the Company recognized additional interest expense of $334,934 related to the acceleration of the amortization of the related discount.

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

As of the date of issuance of the notes on May 17, 2007, the fair value of options to purchase 143,400 shares totaling $107,766 was reclassified to the liability caption “Derivative liability” from additional paid-in capital.  The change in fair value of $40,492 as of December 31, 2007, was determined using the closing price of $0.45, the respective exercise prices ($1.75 to $17.50), the remaining term on each contract (.83 to 4.5 years), the relevant risk free interest rate (3.45%) as well as the relevant volatility (170.72%) and has been included in earnings under the caption “Change in fair value of derivatives.”

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

Convertible Notes

During March 2006, the Company issued $75,000 principal amount in the form of a two-year, 10% convertible unsecured note to La Mesa Partners, L.C.  The note is due March 9, 2008 and the funds were used to pay for lease bonus costs on the Company’s Ohio and Logan County, Kentucky prospects.  At the option of the note holder, the note is convertible into common stock of the Company at a conversion price of $5.00 per share anytime after March 9, 2007.  Interest on the 10% convertible note is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity.  The conversion price of the note was calculated based on a discount to the bid price on the date of funding.  As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $22,500 discount on the note.  The discount was being amortized over a twelve month period beginning April 1, 2006, and the Company has charged $22,500 to interest expense during the twelve month period ended March 31, 2007.

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

Upon the execution of the Equity Distribution Agreement, YA Global Investments received as a one-time commitment fee 64,444 shares of the Company’s common stock which was valued at $300,000 on the date of issuance.  In connection with the Equity Distribution Agreement, the Company had also entered into a placement agent agreement, dated as of August 8, 2005, with Monitor Capital Inc., a non-affiliated registered broker-dealer.  Upon execution of the placement agent agreement, Monitor Capital Inc. received, as a one-time placement agent fee, 2,222 shares of the Company’s common stock in an amount equal to $10,000 divided by the closing bid price of its shares on the date of issuance.  The Company recorded the costs of these stock issuances and payments made for legal fees pursuant to this funding transaction as deferred offering costs on its balance sheet and charged the deferred financing costs to additional paid-in capital during the quarterly periods ended June 30 and March 31, 2006.

The Company filed an initial registration statement with the SEC registering 1,180,749 shares of Striker common stock which included YA Global Investments’ 64,444 shares issued as a commitment fee and Monitor Capital’s 2,222 shares issued as a placement agent fee.  The initial registration statement was declared effective by the SEC on February 14, 2006, and as of August 31, 2006, the Company had issued 1,113,812 shares of its common stock to YA Global Investments and had received net proceeds of $3,982,500.

On September 8, 2006, the Company filed a new registration statement registering 2,000,000 shares of Unicorp common stock to be issued to YA Global Investments in conjunction with the Equity Distribution Agreement in order to obtain the additional $5,800,000 of gross proceeds not received under the initial registration statement.  This registration statement was declared effective by the SEC on October 23, 2006, and at December 31, 2007, the Company has issued 2,000,000 shares of its common stock to YA Global Investments and has received net proceeds of $3,372,539 pursuant to this registration statement.  During the years ended December 31, 2007 and 2006, the Company has received net proceeds of $7,355,039 and has issued 3,113,812 shares of its common stock pursuant to the equity distribution agreement and has no more availability of funds under the equity distribution agreement.

Note 15.    Common Stock

During the twelve months ended December 31, 2007, the Company issued 20,000 shares of its common stock to its former COO through the exercise of 20,000 stock options and received proceeds of $5,000 ($0.25 per share), 40,000 shares to an individual for legal services which it value at $55,615 ($1.40 per share) and 10,000 shares of its restricted common stock to an individual for consulting services valued at $17,200 ($1.72 per share).  In addition, the Company issued 1,239,740 shares to YA Global Investments and received net proceeds of $1,950,040.

Note 16.    Stock Options

On July 29, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 1,200,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  The 2004 Plan was approved by the shareholders on September 20, 2004.

During the year ended December 31, 2007, the Company issued 380,667 stock options from its 2004 Plan to five employees and a consultant at exercise prices ranging from $0.05 to $1.80 per share, vesting from immediate to four years and lives from five to seven years..  The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility between 171% and 186%, risk-free interest rate between 3.45% and 4.5%, and expected life between five and seven years.  During the year ended December 31, 2007, the Company recognized compensation expense of $414,477 in relation to these options.  As of December 31, 2007, there were 505,067 non-qualified stock options outstanding at exercise prices ranging from $0.05 to $17.50 per share and 60,000 incentive stock options outstanding at exercise prices ranging from $1.05 to $1.25 per share pursuant to the 2004 Plan and there were 120,859 shares available for issuance pursuant to the 2004 Plan.

On September 4, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”), which allows for the issuance of up to 1,600,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  As of December 31, 2007, there were 1,200,000 incentive stock options outstanding at exercise prices between $0.95 and $1.05 per share, the fair market price on the dates of grant, which options were issued to the Company’s newly hired CEO and Vice President – Land & Business Development.  The option grants vest at 25% each year beginning on the first anniversary of the issuance.  The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility between 171% and 175%, risk-free interest rate between 3.45% and 4.2%, and expected life of seven years.  The Company began charging to expense over the four year vesting period the fair value of these options of $1,196,904 and during the year ended December 31, 2007, the Company recognized compensation expense of $84,245 in relation to these options.  There were no other stock options outstanding pursuant to the 2007 Plan at December 31, 2007.  None of the incentive stock options issued pursuant to the 2007 Plan are exercisable unless and until the 2007 Plan is approved by the shareholders, which approval was received on February 27, 2008.  During September 2007, the Company received a waiver from Yorkville Advisors pursuant to the Company’s convertible debentures with YA Global Investments L.P. to file a registration statement on Form S-8 to register 1,200,000 shares of the 1,600,000 shares available under the 2007 Plan.  At December 31, 2007, the unamortized expense of all options outstanding on that date is $1,174,776.

During the year ended December 31, 2006, the Company issued 212,000 stock options to its CEO, CFO and COO in accordance with their employment agreements at exercise prices ranging from $0.25 to $3.00 per share.  The Company issued 286,800 stock options to three consultants for services, all at exercise prices of $3.25 to $10.75 per share.  Of the stock options issued for services, all options were exercised during the period which resulted in proceeds to the Company of $1,875,651.  In addition, of the options issued for services in 2005, 10,400 were exercised during 2006 at prices between $6.50 and $7.50 per share which resulted in proceeds to the Company of $77,600.  The stock options issued for services were valued based upon the services provided.

During the quarter ended March 31, 2006, the Company issued 48,000 non-qualified stock options to its CEO and 24,000 non-qualified stock options to its CFO at an exercise price of $3.00 per share and with immediate vesting.  The options were granted at the fair market value of the Company’s common stock on the date of grant.  The Company used the Black-Scholes option pricing model and recorded $211,602 of expense in relation to these options.  On February 1, 2006, the Company issued 140,000 non-qualified stock options to its COO, of which 90,000 would have vested over a two-year period and 50,000 were based on performance conditions during the initial term of his employment agreement.  The stock options were to expire four years from the date of grant and were exercisable at $0.25 per share.  These options were terminated in accordance with an agreement with the COO to terminate all outstanding stock options as of February 21, 2008, the date he resigned from the Company.  Accordingly, no expense was recorded related to these options. .  For the 90,000 stock options which would have vested over a two-year service period, the Company used the Black-Scholes option pricing model and determined the fair value of the stock options to be $771,937, which the Company began charging to expense over the two-year vesting period.  Since February 1, 2006 through March 31, 2007, the Company has recorded the entire fair value amount of $771,937 to expense in relation to these options.  Effective February 15, 2007, the Company’s previous COO resigned his position and 120,000 of his 140,000 options were forfeited.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 204%, risk-free interest rate of 4.5%, and expected life of four years.

A summary of stock option transactions under the 2004 and 2007 Plans for the years ended December 31, 2007 and 2006, is as follows:

	2007		2006
	Options	Wtd Avg Exercise Price	Options	Wtd Avg Exercise Price
Outstanding at beginning of year	324,400	$3.85	122,800	$5.55
Granted	1,580,667	$0.95	498,800	$4.25
Exercised	(20,000)	$0.25	(297,200)	$6.55
Forfeited	(120,000)	$0.25	--	$--
Outstanding at end of year	1,765,067	$1.55	324,400	$3.85
Exercisable at end of year	565,067	$3.00	184,400	$6.60
Weighted average fair value of options granted		$0.95		$0.4.10

At December 31, 2007, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.05 to $17.50 and six years and 1 month, respectively.  The intrinsic value of “in the money” options at December 31, 2007 was $78,666.

Note 17.    Related Party Transactions

Notes Receivable

See Note 6 for a discussion of loans to an affiliate.

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

Note 18.    Income Taxes

During 2007 and 2006, the Company incurred net losses and therefore, had no federal income tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $14,442,639 at December 31, 2007 and will expire in the years from 2019 to 2027.

At December 31, 2007, the deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$5,054,924
Less: valuation allowance	(5,054,924)
Net deferred tax asset	$-

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

The changes in proved reserves for the years ended December 31, 2007, 2006 and 2005 were as follows.
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

The primary changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2007, 2006 and 2005, were as follows:

	Years Ended December 31,
	2007	2006	2005
Standardized measure, beginning balance	$3,742,122	$417,605	$--
Oil and gas sales, net of costs	(2,182,710)	(688,139)	(126,657)
Discoveries, extensions and transfers	7,203,698	3,328,388	--
Purchase of minerals in place	9,318,869	--	544,262
Changes in estimates of future development costs	1,958,345	1,417,675	--
Revisions of estimates and other	441,916	(315,802)	--
Standardized measure, ending balance	$20,482,240	$4,159,727	$417,605

Note 21.    Subsequent Events

On February 20, 2008, the Company entered into an Amendment Agreement (“Amendment”) with YA Global Investments, L.P. (formerly Cornell Capital Partners, LP, “YA Global”), amending certain notes and warrants entered into in connection with the Securities Purchase Agreement executed on May 17, 2007, by and between the Company and YA Global.

The Amendment amends the notes as follows: (i) the interest rate was increased from 9% to 14%; (ii) the maturity date was changed from November 17, 2009 to December 31, 2010; (iii) the conversion price was changed from $2.50 per share to $0.75 per share; (iv) the Company agreed to make monthly payments of principal and interest of $100,000 beginning on March 1, 2008 and a one-time balloon payment of $1,300,000 due and payable on December 31, 2009.

The Amendment amends the warrants as follows: Warrant A-1’s exercise price was decreased from $2.75 per share to $0.75 per share; Warrant B-1’s exercise price was decreased from $3.25 per share to $1.25 per share; Warrant C-1’s exercise price was decreased from $3.75 per share to $1.75 per share; and Warrant D-1’s exercise price was decreased from $4.50 per share to $2.50 per share.

In addition, in connection with the Amendment, the Company issued the following additional four warrants:

•	A warrant (A-2) to purchase 1,357,333 shares of common stock at $0.75 per share, which expires on May 17, 2012.
•	A warrant (B-2) to purchase 689,280 shares of common stock at $1.25 per share, which expires on May 17, 2012.
•	A warrant (C-2) to purchase 426,743 shares of common stock at $1.75 per share, which expires on May 17, 2012.
•	A warrant (D-2) to purchase 248,880 shares of Common Stock at $2.50 per share, which expires on May 17, 2012.

Note 22.    Reverse Stock Split

After receiving authorization from a majority of the Company’s shareholders, on April 4, 2008, the board of directors of the Company authorized a 1 for 5 reverse stock split of the common stock.  The reverse stock split became effective for trading in the Company’s securities on April 24, 2008.  Accordingly, all references to number of shares (except shares authorized), options, warrants and to per share information in these financial statements and footnotes have been adjusted to reflect the reverse stock split on a retroactive basis.

Note 23.    Restatement

The Company has restated its consolidated financial statements for the year ended December 31, 2007.  Subsequent to the issuance of the 2007 consolidated financial statements, the Company determined that certain errors were made in the accounting for derivatives related to the Company’s YA Global financing as follows:

• The payment of principal due under the YA Global financing during the fourth quarter of 2007 resulted in a change in the fair value of associated derivative.  The change should not have been presented as a Gain on settlement of derivatives but included in the Change in fair value of derivatives caption.
• The discount associated with the YA Global debt paid off in cash during the period should not have been recorded as a reduction in Additional paid in capital, but as additional interest expense.
• The mark to market adjustment for the derivative liability associated with the Company’s nonemployee stock options should not have been recorded as a reduction in Additional paid in capital.  Pursuant to paragraph 9 of EITF 00-19, the adjustment should have been reported in earnings as a Change in fair value of derivatives

Additionally, the Company has changed the presentation of stock compensation expense to comply with the provisions of SAB 14 and accordingly, this expense has been included in Payroll and related costs in the table below.

The following table presents the impact of the errors on previously reported amounts:

	As Originally Reported	Adjustment	Restated
Total Revenues	$1,177,609	--	$1,177,609
Payroll and related costs	776,083	916,855	1,692,938
Stock option expense	916,855	(916,855)	--
Total Operating expenses	4,485,511	--	4,485,511
Interest expense - other	(1,745,759)	(334,934)	(2,080,693)
Gain on settlement of derivatives	147,979	(147,979)	--
Change in fair value of derivatives	3,437,780	(40,492)	3,397,288
Total other income (expense)	1,884,539	(523,405)	1,361,134
Net loss	1,423,363	523,405	1,946,768

Net loss per share	0.07	0.03	0.10

Additional paid in capital	21,163,395	604,257	21,767,652
Accumulated deficit	(14,576,804)	(375,426)	(14,952,230)

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

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the 10-KSB/A filing as of December 31, 2007.

In June 2008, the Company determined that certain errors were made in the accounting for derivatives related to its YA Global financing as follows:

•
The payment of principal due under the YA Global financing during the fourth quarter of 2007 resulted in a change in the fair value of associated derivative.  The change should not have been presented as a Gain on settlement of derivatives but included in the Change in fair value of derivatives caption.

•	The discount associated with the YA Global debt paid off in cash during the period should not have been recorded as a reduction in Additional paid in capital, but as additional interest expense.
•
The mark to market adjustment for the derivative liability associated with the Company’s nonemployee stock options should not have been recorded as a reduction in Additional paid in capital.  Pursuant to paragraph 9 of EITF 00-19, the adjustment should have been reported in earnings as a Change in fair value of derivatives

These errors required the Company to restate its consolidated financial statements for the year ended December 31, 2007 included in its 2007 Annual Report on Form 10-KSB and its condensed consolidated financial statements for the three months ended March 31, 2008. The decision to restate the consolidated financial statements was made by the Company’s Audit Committee.  The disclosure of the restatement and its impact on the originally reported amounts is disclosed in Note 23 of the Consolidated Financial Statements found in Part II, Item 7 of Form 10-KSB/A.

As a result of the errors noted above, the Company identified a material weakness in internal control related to the accounting for derivative instruments.  The Company has engaged outside accounting experts to advise it regarding the accounting for derivative instruments to ensure accounting entries are properly recorded. The Company believes this change to our system of disclosure and procedure controls will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported correctly.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified a material deficiency as described Disclosure Controls and Procedures assessment.

Based on the material weaknesses noted above, management concludes that the internal controls over financial reporting are not effective for the year 2007 as a whole. Management has undertaken remediation of this material weakness and has engaged outside accounting experts to advise the Company on the accounting for derivative instruments.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2007.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2007, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.  As noted in Disclosure Controls and Procedures above, we noted a material weakness in our financial disclosure controls at December 31, 2007. We are in the process of updating our remediation process as noted in Disclosure Controls and Procedures.

Auditor Attestation

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report

ITEM 8B.    OTHER INFORMATION

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

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 15, 2005 and incorporated herein by reference.

21.1	List of subsidiaries, filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 22, 2004 and incorporated herein by reference.

23.1	Consent of Thomas Leger & Co., L.L.P. provided herewith

23.2	Consent of Malone & Bailey PC provided herewith

23.3	Consent of Hite & Associates, Inc. provided herewith

31.1	Certification of Kevan Casey provided herewith

31.2	Certification of Steven M. Plumb provided herewith

32.1	Certification for Sarbanes-Oxley Act of Kevan Casey provided herewith

32.2	Certification for Sarbanes-Oxley Act of Steven M. Plumb provided herewith

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

By: /S/Kevan Casey
Kevan Casey, Chief Executive Officer
Date: June 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                          Title                                            Date

/s/Kevan Casey                                                      Chief Executive Officer and                             July 1, 2008
Kevan Casey                                                           Chairman of the Board

/s/ Steven M. Plumb                                               Principal Financial and                                     July 1, 2008
Steven M. Plumb                                                     Accounting Officer

/s/ Robert G. Wonish                                              Director                                                              July 1, 2008
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

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 15, 2005 and incorporated herein by reference.

21.1	List of subsidiaries, filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 22, 2004 and incorporated herein by reference.

23.1	Consent of Thomas Leger & Co., L.L.P. provided herewith

23.2	Consent of Malone & Bailey PC provided herewith

23.3	Consent of Hite & Associates, Inc. provided herewith

31.1	Certification of Kevan Casey provided herewith

31.2	Certification of Steven M. Plumb provided herewith

32.1	Certification for Sarbanes-Oxley Act of Kevan Casey provided herewith

32.2	Certification for Sarbanes-Oxley Act of Steven M. Plumb provided herewith

*           Indicates management contract or compensatory plan or arrangement.