Form 10QSB/A
period 2008-03-31
STRIKER OIL & GAS, INC.
filed 2008-07-02
CIK 354507

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

STRIKER OIL & GAS, INC.
INDEX TO FORM 10-Q
March 31, 2008

Part I	Financial Information		Page No.

	Item 1.	Financial Statements

		Consolidated Balance Sheets March 31, 2008 (unaudited) and December 31, 2007	4-5

		Consolidated Statements of Operations (unaudited)	6
		Three Months Ended March 31, 2008 and 2007

		Consolidated Statements of Cash Flow (unaudited)	7-8
		Three Months Ended March 31, 2008 and 2007

		Notes to Unaudited Consolidated Financial Statements	9-13

	Item 2.	Management’s Discussion and Analysis of Results of	14-17
		Operations and Financial Condition

	Item 3.	Controls and Procedures	18

Part II	Other Information

	Item 1.	Legal Proceedings	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 3.	Exhibits	21

EXPLANATORY NOTE

    Striker Oil and Gas, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A (this Amendment”) to the Company’s Form 10-QSB for the quarter ended March 31, 2008, to make certain corrections to the Company's Form 10-QSB filed with the Securities and Exchange Commission on May 20, 2008, as follows:

(i)	Page 8, to provide additional disclosures related to Notes payable;
(ii)	Page 9, to provide additional disclosure related to our explanation regarding Stock option expense; and
(iii)	Page 10, to revise the conclusion related to disclosure controls and procedures.

The changes set forth above are the only portions of the Form 10-QSB being amended herein. This Amendment No. 1 does not change any other information set forth in the Form 10-QSB.

PART I.                      FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$640,216	$608,944
Oil and gas receivable, net of allowance of $166,789 at March 31, 2008 and December 31, 2007	453,713	1,574,097
Prepaid expenses	93,810	333,164
Deferred financing costs, net	66,371	59,131
Total current assets	1,254,110	2,575,336
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	12,165,420	11,913,806
Unevaluated costs	1,083,264	711,521
Other fixed assets	264,679	263,059
Accumulated depletion, depreciation and impairment	(3,490,525)	(3,165,108)
Property and equipment, net	10,022,838	9,723,278
Other assets	129,867	128,146
Total assets	$11,406,815	$12,426,760

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY	(Restated)	(Restated)
Current liabilities:
Accounts payable	$503,889	$797,502
Accrued interest	175,342	61,035
Oil and gas royalties payables	59,678	167,917
Accrued liabilities	1,617	1,005
Notes payable	89,538	100,111
Drilling contract liability	101,187	326,187
Current portion – secured convertible note payable net of unamortized discount of $353,133 and $1,064,419, respectively	120,468	2,166,341
Derivative liabilities	1,351,513	1,479,268
Total current liabilities	2,403,232	5,099,366

Long term liabilities:
Secured convertible note payable net of unamortized discount of $4,232,519 and $2,797,247, respectively	1,443,882	221,995
Asset retirement obligation	761,747	748,757
Total long term liabilities	2,205,629	970,752
Total current and long term liabilities	4,608,861	6,070,118
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized,
20,373,051 and 20,212,968 issued and outstanding, respectively	20,373	20,213
Treasury stock, at cost; 1,237,839 shares	(331,014	(331,014)
Additional paid-in capital	21,791,922	21,767,652
Accumulated deficit	(14,683,398	(15,100,209)
Total shareholders’ equity	6,797,954	6,356,642
Total liabilities and shareholders' equity	$11,406,815	$12,426,760
See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
Unaudited

	Three Months Ended March 31,
	2008	2007
	(Restated)

Oil and gas revenue	$1,179,135	$322,348
Oil and gas production costs	478,268	147,880
Depletion expense	325,703	184,933
Gross profit (loss)	375,164	(10,465)

Operating expenses:
General and administrative	528,430	1,035,760
Drilling rig contract	--	396,998
Depreciation	12,704	11,093
Other	58,033	45,392
Total operating expenses	599,167	1,489,243

Loss from operations	(224,003)	(1,499,708)

Other income (expense):
Interest income	7,106	3,298
Interest expense	(502,199)	(7,474)
Change in fair value of derivatives	1,135,903	--
Total other	640,810	(4,176)
Net income (loss)	$416,807	$(1,503,884)

Net loss per share:
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)

Weighted average number of common shares outstanding:
Basic	20,303,857	19,229,906
Diluted	20,480,858	19,229,906

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Restated)
Cash flows from operating activities:
Net income (loss)	$416,807	$(1,503,884)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion and depreciation	325,417	196,026
Impairment of oil and gas properties	12,990	--
Stock and stock options issued for services	160	33,516
Stock option expense	--	459,813
Amortization of debt discounts	284,162	5,625
Fair value stock options	17,850	--
Other assets	(1,721)	(3,296)
Change in fair value of derivatives	(1,135,903)	--
Changes in assets and liabilities:
Accounts receivable	1,120,384	158,139
Prepaid drilling contract	--	958,898
Deferred financing costs	(7,240)	--
Prepaid expenses	239,355	(66,277)
Accounts payable and accrued liabilities	(286,938)	23,121
Drilling contract liability	(225,000)	(741,975)
Net cash generated by (used) in operating activities	760,323	(414,427)
Cash flows from investing activities:
Investment in oil and gas properties and other fixed assets	(624,978)	(929,247)
Net cash used in investing activities	(624,978)	(929,247)
Cash flows from financing activities:
Repayment of notes payable	(110,573)	--
Stock issued for cash	--	965,000
Exercise of stock options	6,500	5,000
Net cash (used) provided by financing activities	(104,073)	970,000

Net increase (decrease) in cash	31,272	(373,674)
Cash and cash equivalents, beginning of period	608,944	417,884
Cash and cash equivalents, end of period	$640,216	$44,210

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
(Continued)

Supplemental cash flow disclosures:	Three Months Ended March 31, 2008 2007 (restated)
Interest paid	$92,466	$--
Taxes paid	--	--

Supplemental non-cash disclosures:
Stock issued for prepaid expenses	$18,000	$16,719
Purchase of treasury stock for note receivable – related party	--	$211,014
Transfer to oil and gas properties from prepaid expenses	$254,101	$1,702,780

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

Note 2.                                Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations.  However, as shown in these consolidated financial statements, the Company, as of March 31, 2008, had a working capital deficit of $1,149,122.  In addition, the Company has an accumulated deficit of $14, 683,398.   These factors raise doubt about the Company’s ability to continue as a going concern if changes in operations are not forthcoming.

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

On September 4, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”), which allows for the issuance of up to 1,600,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  In March 2008, the Company issued an option to purchase 100,000 shares of the company’s common stock under the 2007 Plan at a price of $0.50 per share to its CFO.  The option vests over three years and has 7 years life.  The fair market value of the option was $40,026 on the date of grant.  As of March 31, 2008, there were 1,300,000 non-qualified stock options outstanding at exercise prices ranging from $0.50 to $1.05 per share pursuant to the 2007 Plan.  As of March 31, 2008, there were 300, 000 shares available for issuance pursuant to the 2007 Plan.

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

Note 4.                                Accounts Receivable

Accounts receivable consists of the following:

	March 31, 2008	December 31, 2007
Accrued production receivable	$442,117	$1,476,182
Joint interest receivables	178,385	264,704
Allowance for bad debts	(166,789)	(166,789)
	$453,713	$1,574,097

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

The stock purchase warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method.  The fair value of the derivative liability of the warrants was recorded at $2,723,239 at inception on May 17, 2007.  The unamortized discount of the warrant derivative liability of $2,539,093 will be accreted to interest expense using the effective interest method over the life of the convertible notes, or 37 months.  The total accretion expense was $284,162 for the three months ended March 31, 2008. The remaining value of $955,739 was expensed at inception to change in fair value of derivative financial instruments since the total fair value of the derivative at inception exceeded the note proceeds.

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

To determine the appropriate accounting for the February 2008 Modifications noted above, the Company applied the provisions of EITF 96-19. Under EITF 96-19, a substantial modification of loan terms results in accounting for the modification as a debt extinguishment. EITF 96-19 specifies that a modification should be considered substantial if the present value of the cash flows under the new terms is at least 10% different from the present value of the remaining cash flows under the original loan terms. EITF 96-19 requires the use of the original effective interest rate for calculating the present value of the cash flows under the modified loan.

In order to apply EITF 96-19, the Company determined the annual payments (principal and interest) under the new loan terms.  If either debt instrument is callable or putable, EITF 96-19 requires that the present value calculation should be made assuming the instrument is called (put) and assuming the instrument is not called (put). The cash flow assumptions that generate the smaller change are to be used in the 10% test. In this case, both instruments had a call options.

Using the original effective interest rate as the discount factor for each set of cash flows, the Company computed the present values under the various scenarios. In completing the analysis, the change in value based on the modification and issuance of additional warrants was treated as a current period cash flow.  Based on this analysis, the Company determined that the difference between the cash flows under the original terms and the modified terms was not in excess of 10% which suggested that the February 2008 Modifications were not substantial and the notes were not extinguished.  The value of the additional warrants issued are accounted for as a derivative liability and treated as an additional debt discount of $1,030,193 to the note and that is amortized over the remaining life of the note.  The embedded derivatives and warrants continue to be reported at fair with the change in fair value recorded in current earnings

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations as of and through March 31, 2008 are as follows:

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
,
In April 2008, the Company issued an option to purchase 150,000 shares of its common stock to its VP of Land and Business Development at an exercise price of $0.735 per share.  The option vests over three years and has a life of 7 years.  The fair market value of the option was $57,238 on the date of grant.

Note 9.                                           Restatement

The Company has restated its consolidated financial statements for the year ended December 31, 2007.  Subsequent to the issuance of the 2007 consolidated financial statements, the Company determined that certain errors were made in the accounting for derivatives related to the Company’s YA Global financing as follows:

•	Change in fair value of derivative liability was incorrectly classified as a gain on settlement of derivatives. The amount has been reclassified to Change in fair value of derivatives.
•	The discount associated with the YA Global debt paid off in cash during the period should not have been recorded as a reduction in Additional paid in capital, but as additional interest expense.
•
The mark to market adjustment for the derivative liability associated with the Company’s nonemployee stock options should not have been recorded as a reduction in Additional paid in capital.  Pursuant to paragraph 9 of EITF 00-19, the adjustment should have been reported in earnings as a Change in fair value of derivatives

Additionally, the Company has changed the presentation of stock compensation expense to comply with the provisions of SAB 14 and accordingly, this expense has been included in Payroll and related costs.

The accompanying financial statements for the three months ended March 31, 2008 have been restated to effect the changes described above.The following tables presents the impact of the errors on previously reported amounts for the year ended December 31, 2007 and the three months ended March 31, 2008:

As of December 31, 2007

	As Originally Reported	Adjustment	Restated

Additional paid in capital	21,163,395	604,257	21,646,308
Accumulated deficit	(14,576,804)	(375,426)	(14,952,230)

 As of and for the three month period ended March 31, 2008
	As Originally Reported	Adjustment		Restated
Total Revenues	$1,179,135	--		$1,179,135
Total Operating expenses	1,403,005	--		1,403,005
Interest expense - other	(524,244)	22,045	(a)	(502,199)
Total other income (expense)	618,765	22,045		640,810
Net income	394,762	22,045		416,807

Net income per share – basis	0.02	0.00		0.2
Net income per share - diluted	0.02	0.00		0.2

Additional paid in capital	21,290,632	501,290		21,791,922
Accumulated deficit	(14,182,037)	(501,361)		(14,683,398)

(a) To adjust interest expense for derivative activity originally credited to APIC.

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

Oil and Gas Production Costs and Depletion Expense

Oil and gas production costs are comprised of the cost of operations, maintenance and repairs and severance taxes of the Company’s interests in its producing oil and gas properties.  Oil and gas production costs were $478,268 for the three months ended March 31, 2008, compared to $147,880 for the three months ended March 31, 2007.  The Company experienced an increase in lease operating expenses of $330,388 (excluding severance taxes) over the prior year period.  The increase was attributable to an increase in the number of producing properties over the prior year period and well repair expenses.  Lease operating expenses per barrel oil equivalent (“BOE”) increased from $23.21 per BOE for the 2007 period to $31.54 per BOE for the 2008 period.  The Company anticipates that lease operating expenses will continue to increase as a result of the well repair program the Company has initiated at its recently acquired Welsh Field as it strives to increase production.  Severance taxes increased from $30,852 for the 2007 period to $93,482 for the 2008 period, which increase was a result of increased production and revenue.

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

•
Stock option expense – For the three months ended March 31, 2008, the Company performed a Black-Scholes valuation of stock options issued to its employees and, noting that no vesting occurred during the period, recorded no additional expense for the period.  For the three months ended March 31, 2007, the Company performed a Black-Scholes valuation of the stock options issued to its CEO, CFO and COO and incurred expense for the fair value of those options of $459,813.

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

During the three months ended March 31, 2008, the Company incurred interest expense of $502,199 related to its convertible debt.  This compares with $7,474 for the three months ended March 31, 2007.  The increase of $494,725, or 6,619%, is due to the interest and related discount amortization of convertible notes placed in May 2007.

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

Net Income (Loss)

The Company recorded net income for the three months ended March 31, 2008, of $416,807, or $0.02 per share (basic and diluted), and a net loss of $1,503,884 or $0.02 per share (basic and diluted), for the three months ended March 31, 2007.

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

Net cash generated by operating activities for the three months ended March 31, 2008, was $760,323.  The Company recorded net income of $416,807 which was partially reduced by non-cash charges totaling $475,010.

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

ITEM 3.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the Form 10-QSB/A filing as of March 31, 2008

In June 2008, the Company determined that certain errors were made in the accounting for derivatives related to its YA Global financing as follows:

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
•
The mark to market adjustment for the derivative liability associated with the Company’s nonemployee stock options should not have been recorded as a reduction in Additional paid in capital.  Pursuant to paragraph 9 of EITF 00-19, the adjustment should have been reported in earnings as a Change in fair value of derivatives

These errors required the Company to restate its consolidated financial statements for the year ended December 31, 2007 included in its 2007 Annual Report on Form 10-KSB and its condensed consolidated financial statements for the three months ended March 31, 2008. The decision to restate the consolidated financial statements was made by the Company’s Audit Committee.  The disclosure of the restatement and its impact on the originally reported amounts is disclosed in Note 9 of the Consolidated Financial Statements found in Part I, Item 1 of Form 10-QSB/A.

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

(b) Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2007, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.  As noted in 3(a) above, we noted a material weakness in our financial disclosure controls at March 31, 2008. We are in the process of updating our remediation process as noted in Item 3(a).

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

Signature                                                      Title                                            Date

/S/ Kevan Casey                                          Chief Executive Officer                                   July 1, 2008
Kevan Casey                                                and Director

/S/ Steven M. Plumb                                    Principal Financial and                                   July 1, 2008
Steven M. Plumb                                          Accounting Officer and Director

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Kevan Casey, Chief Executive Officer of Striker Oil and Gas, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A of the Company for the quarterly period ended March 31, 2008;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 1, 2008		/S/ Kevan Casey
	Name:	Kevan Casey
	Title:	Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Steven M. Plumb, Chief Financial Officer of Striker Oil and Gas, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A of the Company for the quarterly period ended March 31, 2008;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 1, 2008		/S/ Steven M. Plumb
	Name:	Steven M. Plumb
	Title:	Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Executive Officer of Striker Oil and Gas, Inc. (the “Company”), does hereby certify under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB/A of the Company for the quarterly period ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-QSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 1, 2008	/S/ Kevan Casey
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

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Financial Officer of Striker Oil and Gas, Inc. (the “Company”), does hereby certify under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB/A of the Company for the quarterly period ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-QSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 1, 2008	/S/ Steven M. Plumb
Steven M. Plumb
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.