Form 10-Q
period 2008-06-30
STRIKER OIL & GAS, INC.
filed 2008-08-19
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes [X]         No [_]

As of August 19, 2008, there were outstanding 23,469,360 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐  No   ☒

STRIKER OIL & GAS, INC.
INDEX TO FORM 10-Q
June 30, 2008

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$628,883	$608,944
Oil and gas receivable, net of allowance of $70,398at June 30, 2008 and December $166,789 31, 2007, respectively	680,420	1,574,097
Prepaid expenses	421,447	333,164
Deferred financing costs, net	52,593	59,131
Total current assets	1,783,343	2,575,336
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	12,652,131	11,913,806
Unevaluated costs	827,806	711,521
Other fixed assets	264,679	263,059
Accumulated depletion, depreciation and impairment	(3,973,752)	(3,165,108)
Property and equipment, net	9,770,864	9,723,278
Other assets	131,130	128,146
Total assets	$11,685,337	$12,426,760

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$778,436	$797,502
Accrued interest	17,384	61,035
Oil and gas royalties payables	42,296	167,917
Accrued liabilities	17,578	1,005
Notes payable	78,682	100,111
Drilling contract liability	--	326,187
Current portion – secured convertible note payable net of unamortized discount
of $256,378 and $1,064,419, respectively	217,223	2,166,341
Derivative liabilities	5,385,202	1,479,268
Total current liabilities	6,536,801	5,099,366

Long term liabilities:
Secured convertible note payable net of unamortized discount of
$3,072,851 and$2,821,181, respectively	1,235,510	221,995
Asset retirement obligation	652,362	748,757
Total long term liabilities	1,887,872	970,752
Total current and long term liabilities	8,424,673	6,070,118

Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized,
23,432,980 and 20,212,968 issued and outstanding, respectively	23,433	20,213
Treasury stock, at cost; 1,237,839 shares	(331,014)	(331,014)
Additional paid-in capital	25,107,732	21,767,652
Accumulated deficit	(21,539,487)	(15,100,209)
Total shareholders’ equity	3,260,664	6,356,642
Total liabilities and shareholders' equity	$11,685,337	$12,426,760

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Oil and gas revenue	$ 1,456,526	$ 643,554	$ 2,635,661	$ 965,902
Oil and gas production costs	278,599	137,254	756,867	285,134
Depletion and accretion expense	503,646	296,587	829,349	481,520
Gross profit (loss)	674,281	209,713	1,049,445	199,248

Operating expenses:
General and administrative	1,767,486	875,306	2,295,888	1,911,066
Drilling rig contract	--	5,466	--	402,464
Depreciation	12,876	11,154	25,579	22,247
Other	46,966	137,389	105,028	182,782
Total operating expenses	1,827,328	1,029,315	2,426,495	2,518,559

Loss from operations	(1,153,047)	(819,602)	(1,377,049)	(2,319,311)

Other income (expense):
Interest income	1,779	9,279	8,885	12,575
Interest expense	(1,460,454)	(1,168,334)	(1,962,653)	(1,175,806)
Change in fair value of derivatives	(4,244,368)	476,522	(3,108,465)	476,522
Total other	(5,703,043)	(682,533)	(5,062,233)	(686,709)
Net loss	$ (6,856,090)	$ (1,502,135)	$ (6,439,283)	$ (3,006,020)

Net loss per share:
Basic and diluted	(0.33)	(0.07)	(0.31)	(0.15)

Weighted average number of common shares outstanding:
Basic and diluted	20,954,797	20,034,180	20,630,257	19,634,265

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net Loss
Adjustments to reconcile net loss to cash used in operating activities:	$(6,439,283)	$(3,006,020)
Depletion and depreciation	808,644	503,767
Impairment of oil and gas properties	(96,395)	372,668
Stock and stock options issued for services	-	50,235
Stock issued for loan commitment	-	-
Stock option expense	663,693	492,491
Amortization of debt discounts	532,437	1,130,383
Amortization of deferred financing costs	-	3,731
Fair value of stock options	(1,819)
Non-cash investment income	(2,985)	(3,588)
Change in fair value of derivatives	3,905,934	(476,522)
Changes in assets and liabilities:
Accounts receivable	893,677	(325,123)
Prepaid drilling contract	(722,091)	958,789
Deferred financing costs	6,538	(78,500)
Prepaid expenses	307,621	(608,067)
Accounts payable and accrued liabilities	(171,759)	315,812
Drilling contract liability	-	(658,025)
Net cash used in operating activities	(315,788)	(1,327,967)
Cash flows from investing activities:
Purchase of certificate of deposit	-	(80,000)
Investment in oil and gas properties and other fixed assets	(856,230)	(3,509,180)
Note receivable – related party		-
Deposits		-
Net cash used in investing activities	(856,230)	(3,589,180)
Cash flows from financing activities:
Proceeds from secured convertible note payable	-	5,500,000
Debt issuance costs	-	(580,000)
Conversion of notes payable	313,845	-
Stock issued for cash	-	1,950,040
Exercise of stock options	878,112	5,000
Net cash provided by financing activities	1,191,957	6,875,040

Net increase (decrease) in cash	19,939	1,957,893
Cash and cash equivalents, beginning of period	608,944	414,884
Cash and cash equivalents, end of period	$628,883	$2,372,777

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Six Months Ended
	June 30, 2008		June 30, 2007
Supplemental cash flow disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-
Supplemental non-cash disclosures:
Stock issued for prepaid expenses			$ -
Stock issued for payment of accounts payable	$702,091	$-
Note issued for acquisition of leasehold interests	$-	$-
Purchase of treasury stock for note receivable – related party	$-	$211,014
Transfer to oil and gas properties from prepaid expenses	$-	$1,702,780

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

Note 1.                                Organization and Nature of Business

The accompanying unaudited consolidated financial statements of Striker Oil & Gas, Inc. (formerly Unicorp, Inc.) (the "Company" or "Striker") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and  the rules of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended December 31, 2007, as reported in the Form 10-KSB/1A, have been omitted.

These consolidated financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB/1A for the year ended December 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, a company may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for any existing eligible items.

 Fair Value Measurements

The Company adopted SFAS No. 157 effective January 1, 2008.  SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs.

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at June 30, 2008 Using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative liabilities	$-	$(5,385,202))	$-	$(5,385,202)91,763)
Total	$-	$(5,385,202))	$-	$(5,385,202))

Note 2.                 Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations.  However, as shown in these consolidated financial statements, the Company, as of June 30, 2008, had working capital  of $631,744.  In addition, the Company has an accumulated deficit of $21,539,487.   These factors raise doubt about the Company’s ability to continue as a going concern if changes in operations are not forthcoming.

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

Note 3.                 Stock-Based Compensation

On July 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 1,200,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  As of June 30, 2008, there were 208,400 non-qualified stock options outstanding at exercise prices ranging from $0.05 to $15.00 per share.  As of June 30, 2008, there were 273,859 shares available for issuance pursuant to the 2004 Plan.  The 2004 Plan was approved by the shareholders on September 20, 2004.

On September 4, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”), which allows for the issuance of up to 1,600,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  In the current reporting quarter, the Company issued options to purchase 760,700 shares of the Company’s common stock under the 2007 Plan at exercise prices ranging from $0.50 to $1.50 per share to various consultants for services.  All options are fully vested and have a 3 year life.  The fair market value of the options was $702,091 on the date of grant.  As of June 30, 2008, there were 339,300 shares available for issuance pursuant to the 2007 Plan.  The fair market value of these options was calculated using the Black-Scholes option pricing model and the following inputs:  (1)  risk free interest rate of 1.25%, (2)  volatility of 270.9% (3) exercise prices ranging from $0.50 to $1.50 per share, (3) expected term of 1.5 years and (4) zero expected dividends.  All 760,700 options were exercised during the second quarter and the company received cash proceeds of $779,780.

In February, 2008, an option to purchase 130,000 shares of the Company’s common stock was exercised by the former CEO for gross proceeds of $6,500.

In June 2008, an option to purchase 66,667 shares of the Company’s common stock as exercised by our VP of Land and Development for gross proceeds of $3,333.  In June 2008, the Company issued 35,000 shares to a vendor as a payment for services.  The fair market value of the shares on the date of issuance was $44,100.

As June 30, 2008, a total of 5,013,159 options remain outstanding under the 2004 and 2007 Stock Option Plans.  As of June 30, 2008, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.05 to $17.50 and 28.3 months.  As of June 30, 2008, there were 339,300 shares available for issuance pursuant to the 2007 Plan.

Note 4.                 Accounts Receivable

Accounts receivable consists of the following:

	June 30, 2008	December 31, 2007
Accrued production receivable	$ 658,658	$ 1,740,887
Joint interest receivables	87,932	-
Employee Advances	2,500	-
Allowance for bad debts	(68,670)	(166,790)
	$ 680,420	$ 1,574,097

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

Accordingly, during 2007 the Company received a total of $7,000,000, less a 10% commitment fee of $700,000 and a $15,000 structuring fee for net proceeds of $6,285,000 pursuant to the securities purchase agreement.  The Company had previously paid an additional $15,000 to Yorkville Advisors as a structuring fee.  The Company incurred debt issuance costs of $78,500 associated with the issuance of the secured convertible notes.  These costs were capitalized as deferred financing costs and are being amortized over the life of the secured convertible notes using the effective interest method.  Amortization expense related to the deferred financing costs was $7,778 for the three months ended June 30, 2008.

In connection with the securities purchase agreement, the Company issued YA Global Investors warrants to purchase an aggregate of 1,624,300 shares of common stock.  All of the warrants expire five years from the date of issuance.

In connection with the securities purchase agreement, the Company also entered into a registration rights agreement; and a security agreement in favor of YA Global Investments.

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

On February 20, 2008, the Company entered into an Amendment Agreement with YA Global Investments, amending certain notes and warrants entered into in connection with the Securities Purchase Agreement dated May 17, 2007.  The amendment agreement includes the following changes:

•	the interest rate was increased from 9% to 14%;
•	the maturity date was changed from November 17, 2009 to December 31, 2010;
•	the conversion price was changed from $2.50 per share to $0.75 per share; and
•	The Company agreed to make monthly payments of principal and interest of $100,000 beginning March 1, 2008 and a one-time balloon payment of $1,300,000 due and payable on December 31, 2009.

The amendment agreement modified warrants as follows:

Warrant	Description	Original Exercise Price per Share	Amended Exercise Price per Share
A-1	Warrant to purchase 509,000 shares of common stock	$2.75	$0.75
B-1	Warrant to purchase 430,800 shares of common stock	$3.25	$1.25
C-1	Warrant to purchase 373,400 shares of common stock	$3.75	$1.35
D-1	Warrant to purchase 311,100 shares of common stock	$4.50	$2.50

In addition, in connection with the Amendment, the Company issued the following four warrants:

Warrant	Description	Exercise Price Per Share
A-2	Warrant to purchase 1,357,334 shares of common stock	$0.75
B-2	Warrant to purchase 689,280 shares of common stock	$1.25
C-2	Warrant to purchase 426,743 shares of common stock	$1.75
D-2	Warrant to purchase 248,880 shares of common stock	$2.50

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

Probability - Weighted Expected Cash Flow Methodology

Assumptions:                                Single Compound Embedded Derivative within Convertible Note

	Inception May 17, 2007	As of June 30, 2008
Risk free interest rate	4.86%	(4.59%)
Timely registration	95.00%	95.00%
Default status	5.00%	5.00%
Alternative financing available and exercised	0.00%	0.00%
Trading volume, gross monthly dollars monthly rate increase	1.00%	1.00%
Annual growth rate stock price	29.7%	29.2%
Future projected volatility	211%	90%

The stock purchase warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method.  The fair value of the derivative liability of the warrants was recorded at $2,723,239 at inception on May 17, 2007.  The unamortized discount of the warrant derivative liability of $2,539,093 will be accreted to interest expense using the effective interest method over the life of the convertible notes, or 37 months.  The total accretion expense was $236,366 for the three months ended June 30, 2008. The remaining value of $955,739 was expensed at inception to change in fair value of derivative financial instruments since the total fair value of the derivative at inception exceeded the note proceeds.

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

Using the original effective interest rate as the discount factor for each set of cash flows, the Company computed the present values under the various scenarios. In completing the analysis, the change in value based on the modification and issuance of additional warrants was treated as a current period cash flow.  Based on this analysis, the Company determined that the difference between the cash flows under the original terms and the modified terms was not in excess of 10% which suggested that the February 2008 Modifications were not substantial and the notes were not extinguished.  The value of the additional warrants issued are accounted for as a derivative liability and treated as an additional debt discount of $1,030,193 to the note and that is amortized over the remaining life of the note.  The embedded derivatives and warrants continue to be reported at fair with the change in fair value recorded in current earnings.

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations as of and through June 30, 2008 are as follows:

	Period ending June 30, 2008	Year ending December 31, 2007
Derivative liability – single compound embedded derivatives within the convertible notes	$ 2,454,068	$ 1,233,244
Derivative liability – warrants	2,806,833	206,156
Derivative liability – options	124,301	40,492
Total	$ 5,385,202	$ 1,479,892

Net change in fair value of derivatives	4,244,368	(3,437,780)

The following summarizes the financial presentation of the convertible notes at inception and June 30, 2008:

At Inception
	June 30, 2008	May 17, 2007
Notional amount of convertible notes	$ 4,781,962	$ 3,500,000
Adjustments:
Unamortized discount	(3,329,229)	(3,500,000)

Convertible notes balance, net	$ 1,452,733	$ -

Existing Non-Employee Stock Options

The secured convertible notes are potentially convertible into an unlimited number of common shares, resulting in the Company no longer having the control too physically or net share settle existing non-employee stock options.  Thus under EITF 00-19, all non-employee stock options that are exercisable during the period that the notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

As of the date of issuance of the notes on May 17, 2007, the fair value of options to purchase 717,000 shares totaling $107,766 was reclassified to the liability caption “Derivative liability” from additional paid-in capital.  The fair value of $40,492 as of June 30, 2008, was determined using the closing price of $0.21, the respective exercise price ($1.75 to $17.50), the remaining term on each contract (.85 to 4.6 years), the relevant risk free interest rate (4.23%) as well as the relevant volatility (174.79%).

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

Notes Payable

During March 2006, the Company issued $75,000 principal amount in the form of a two-year, 10% convertible unsecured note to La Mesa Partners, L.C.  The note became due on March 9, 2008 and the funds were used to pay for lease bonus costs on the Company’s Ohio and Logan County, Kentucky prospects.  At the option of the note holder, the note is convertible into common stock of the Company at a conversion price of $1.00 per share anytime after March 9, 2007.  Interest on the 10% convertible note is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter or at maturity.  The conversion price of the note was calculated based on a discount to the bid price on the date of funding.  As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial feature of the note in accordance with the provisions found in EITF 98-5 by recording a $22,500 discount on the note.  The discount was being amortized over a twelve month period beginning April 1, 2006.

The convertible notes payable at June 30, 2008 and December 31, 2007, are as follows:

	June 30, 2008	December 31, 2007
La Mesa Partners, L.C.	$ 75,000	$ 75,000
Advantage Premium Finance	3,182	25,111
Total convertible notes payable	$ 78,682	$ 100,111

Note 6.                 Common Stock

During the six months ended June 30, 2008, the Company issued the following shares of common stock:
•	20,000 shares of its common stock to an individual for legal services which were valued at $12,000 ($0.60 per share).
•	10,000 shares of its common stock to an individual for consulting services valued at $6,000 ($0.60 per share).
•	130,000 shares of its common stock upon the exercise of an option for gross proceeds of $6,500.
•	35,000 to an individual for legal services which were valued at $32,102 ($0.92 per share).
•	66,668 to the Company’s VP of Land upon the exercise of an option for gross proceeds of $3,334
•	150,000 to an individual upon the exercise of an option for gross proceeds of $75,000. Options were issued for services which were valued at $95,198.
•	55,000 to an individual upon the exercise of an option for gross proceeds of $48,750. Options were issued for services which were valued at $61,306.
•	555,700 to an individual upon the exercise of an option for gross proceeds of $656,030. Options were issued for services which were valued at $545,587.

Note 7.                 Subsequent Events

In August 2008, the Company issued 36,380 shares of its common stock in settlement of the conversion portion of its convertible notes payable

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of June 30, 2008, and its results of operations for the three and six months ended June 30, 2008 and 2007, should be read in conjunction with the audited consolidated financial statements and notes included in Striker’s Form 10-KSB/1A for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Overview

Striker is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids from conventional reservoirs within the United States.  A majority of the Company’s operations are in the states of Louisiana, Mississippi and Texas.

Property and Equipment

Following is a description of the properties to which the Company is participating as of June 30, 2008, or intends to participate during fiscal 2008.

Abbeville Field – Vermillion Parish, Louisiana

The Company has a 96.25% and 73.5% working interest, respectively, in two producing oil wells and a saltwater disposal well with production facilities in the Abbeville Field located in Vermillion Parish, Louisiana.  The two wells are currently producing approximately 27 gross barrels of oil per day.

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

North Edna Field – Jefferson Davis Parish, Louisiana

The Company has a 35% working interest and a 25.9% net revenue interest in the LeJuene Well No. 1.   The Lejuene Well No. 1 was successfully worked over during the reporting quarter, however the Well is currently undergoing additional work over operations.

North Sand Hill Field – Greene County, Mississippi

This well is producing approximately 3 gross barrels of oil per day.  In addition to the producing well, the Company has acquired an “orphan well” from the State of Mississippi which it intends to convert into a saltwater disposal well.  The Company has a 60% working interest and an approximate 47.55% net revenue interest.  An additional proven undeveloped well location has been identified by the Company’s independent reservoir engineer in this field which the Company anticipates will be drilled during fiscal 2008 or the first half of 2009.

South Creole Prospect – Cameron Parish, Louisiana

On September 2006, the Company entered into a farmout agreement to participate in the South Creole prospect located in Cameron Parish, Louisiana.  The South Creole prospect was drilled to a depth of approximately 11,300 feet to test the Planulina A sand.  The Company has a 21.247% before payout working interest and an approximate 14.87% net revenue interest in the well.  Electric logs indicated approximately 35 feet of pay sand in the Planulina A sand.  Production equipment was installed and the well was tied into a pipeline and began producing to sales on May 2007.  As of the end of the reporting quarter, this well was  producing approximately 3,200 gross Mcf of gas and 40 gross barrels of condensate per day.

North Cayuga Prospect – Henderson County, Texas

On January 2007, the Company entered into an agreement to participate in the North Cayuga prospect located in Henderson County, Texas.  The Easter Seals Well No. 1-R has been drilled to a depth of approximately 9,000 feet and initially tested approximately 50 barrels of oil per day from the Rodessa Bacon Lime sand but did not sustain production.  The Company and its working interest partners are attempting to farm out this acreage.

Catfish Creek Prospect – Henderson and Anderson Counties, Texas

In April 2007, the Company entered into a participation agreement to participate in the Catfish Creek prospect located in Henderson and Anderson Counties, Texas.  The operator of this prospect recently recompleted the previously drilled Catfish Creek Well No. 1 which flow tested 87 barrels of oil and 266 gross Mcf of gas per day.  Production is from the Rodessa Bacon Lime formation which is located between 9,651 to 9,658 feet deep.  The Catfish Creek prospect consists of over 8,200 gross acres in which the Company, along with its partners, has mineral rights to a depth of 10,600 feet, and the right to participate in wells below 10,600 feet.  This deep right is important as it will allow the Company to test both the deeper Cotton Valley and Bossier formations which are present throughout the acreage at depths below 10,600 feet.  These formations are prolific hydrocarbon producers in other fields in the region.  The Company has a 33% before payout and 25% after payout working interest in each shallow well drilled and an approximate 25% before payout and 18.75% after payout net revenue interest in each deep well drilled.  The Company has begun operations to install a four mile gas pipeline to connect its gas production from its Catfish Creek Prospect.

Welsh Field – Jefferson Davis Parish, Louisiana

Effective June 2007, the Company closed on a transaction and acquired a 100% working interest (75% net revenue interest) in the Welsh Field located in Jefferson Davis Parish, Louisiana from two separate sellers.  On June 2007, the Welsh Field had two wells producing approximately 45 gross barrels of oil per day, two salt water disposal wells and an additional ten wells which were not producing.  Upon closing of the purchase, the Company immediately began operations to repair one saltwater disposal well and two shut-in wells which were not producing due to mechanical problems.  All work was successful and resulting production had increased to approximately 70 gross barrels of oil per day, since then mechanical issues with one of the salt water disposal wells has caused the Company to shut in two production wells due to insufficient disposal capacity.  Current gross production is 34 barrels of oil per day.  The Company intends to perform well repairs and/or recomplete into new formations the remaining seven wells.  In addition to the Welsh Field, the Company obtained additional acreage in the North, Northeast and Northwest Welsh prospects and is evaluating two proven undeveloped well locations for possible drilling in 2009.

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

Lavaca River Prospect – Lavaca County, Texas

The Lavaca River prospect has a 10% carried working interest to casing point and the company received a cash payment of $50,000 in connection with lowering its carried interest from 15% to 10%. This prospect will target the Yegua sands at a depth of approximately 5,500 feet and has expected reserves of 1 to 2 Bcf of gas. Striker expects this well will be drilled during the second half of fiscal 2008.

Critical Accounting Policies

General

The Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities.  Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.  Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made.  The significant accounting policies are described in more detail in Note 2 to the Company’s audited consolidated financial statements included in its Form 10-KSB/1A filed with the SEC.

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

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenue

For the six months ended June 30, 2008, the Company generated revenue from the sale of oil and natural gas of $2,635,661, an increase of $1,669,759 (273%) over the prior year period amount of $965,902. Revenue from the sale of oil was $1,444,464 for the 2008 period compared to $737,744 for the same period in 2007.  The average price received per barrel was $105.81 for the 2008 period compared to $56.20 for the 2007 period.  Oil and gas revenues are as follows:

June 30, 2008			June 30, 2007
	Volume	Sales	Volume	Sales
Oil (barrels)	13,652	$ 1,444,464	13,141	$ 738,516
Gas (Mcf)	114,327	$ 1,191,197	28,400	$ 227,386

Total		$ 2,635,661		$ 965,902

Oil and Gas Production Costs and Depletion Expense

Oil and gas production costs are comprised of the cost of operations, maintenance and repairs and severance taxes of the Company’s interests in its producing oil and gas properties.  Oil and gas production costs were $756,867 for the six months ended June 30, 2008, compared to $285,134 for the six months ended June 30, 2007.  The Company experienced an increase in lease operating expenses of $474,733 (including severance taxes) over the prior year period.  The increase was attributable to an increase in the number of producing properties over the prior year period and well repair expenses.

Depletion expense was $829,349 for the six months ended June 30, 2008, which was an increase of $347,829 over the prior year period of $481,520.  The Company follows the full cost method of accounting for its oil and gas properties.  As the oil and gas properties are evaluated, they are transferred to the full cost pool, either as successful with associated oil and gas reserves, or as unsuccessful with no oil and gas reserves.

Gross Profit (Loss)

For the six months ended June 30, 2008, the Company experienced a gross profit from oil and gas operations of $1,049,445 compared to a gross profit of $199,248 for the same period in 2007.  The Company has experienced a significant increase in revenue due to the successful completion of the Carter 29 Well No.1, State Lease 13955 Well No. 1, Farmers Well No. 11 and Catfish Creek Well No. 1.  As discussed above, the Company experienced an increase in oil and gas production costs due to the addition of these producing properties, well repairs at North Edna Fields and increased severance taxes as a result of increased revenue.

Operating Expenses – Quarter ended June 30, 2007 and 2008

Operating expenses for the six months ended June 30, 2008 were $2,426,495 which was a decrease of $92,064 when compared to the prior year period of $2,518,559.  The major components of operating expenses are as follows:

•
Office administration – Office administration expenses are comprised primarily of office rent, office supplies, postage, telephone and communications and Internet.  Office administration increased from $113,728 for the 2007 period to 128,762 for the 2008 period, an increase of 13%.  The increase was due to office administration expenses increase in various maintenance and repairs and subscriptions expenses.

•
Payroll and related – Payroll and related expenses increased from $275,603 for the 2007 period to $473,231 for the 2008 period, an increase of 72%.  Payroll expenses increased as the Company added technical and administrative personnel to fully implement its business plan.  The Company also increased its employee benefits expense, which has also increased the overall payroll expenses.

•
Investor relations - The Company continued to invest in its investor relations program during the period to inform current and potential investors of its projects and results of operations.  For the six months ended June 30, 2008, the Company incurred expenses from its investor relations program of $669,171 compared to $353,640 for the 2007 period.  The Company intends to continue to incur these costs in the future to keep its investors apprised of the progress of the Company.

•
Professional services – Professional services are comprised of accounting and audit fees, legal fees, engineering fees, directors’ fees and other outside consulting fees.  Professional services increased from $309,852 for the 2007 period to $431,942 for the 2008 period, an increase of 39%.

•
Drilling rig contract – The Company had an agreement with the operator of the St. Martinville prospect, the second well drilled with the rig, that the operator would pay a flat fee of $200,000 to truck the rig to the operator’s well and rig up in preparation for drilling.  The Company was obligated to pay the excess cost which amounted to $345,414 and was charged to expense.  Additionally, pursuant to its rig sharing agreement with a third party, the Company reimbursed the third party 50% of the cost to move the drilling rig from the St. Martinville prospect to the third party’s location.  This resulted in a charge to expense of $402,464 for the period ending June 30, 2007.  The Company has fulfilled its obligation pursuant to the drilling rig contract and does not anticipate any charges in the future.

•
Stock option expense – For the six months ended June 30, 2008, the Company performed a Black-Scholes valuation of stock options issued to its employees and, noting that no vesting occurred during the period, recorded no additional expense for the period.  However, the Company recorded a $690,900 expense after performing a Black-Scholes valuation for stock options issued to various contractors for various services.  For the three months ended June 30, 2007, the Company performed a Black-Scholes valuation of the stock options issued to its CEO, CFO and COO and incurred expense for the fair value of those options of $492,491.

•
Depreciation – The Company has recorded $25,579 of depreciation expense associated with its computer and office equipment, furniture and fixtures and leasehold improvements for the three months ended June 30, 2008.  The Company is depreciating these assets using the straight-line method over useful lives from three to seven years.  The Company had depreciation expense of $22,248 during the same period in.

•
Other operating expenses – Other operating expenses are comprised primarily of travel and entertainment, geological and geophysical costs of maps, logs and log library memberships and licenses and fees.  Other operating expenses decreased from $175,865 for the 2007 period to $105,028 for the 2008 period.

Other Income (Expense)

During the six months ended June 30, 2008, the Company received interest income of $8,884 on its interest bearing checking accounts and certificates of deposits.

During the six months ended June 30, 2008, the Company incurred interest expense of $1,962,653 related to its convertible debt.  This compares with $1,175,709 for the six months ended June 30, 2007.  The increase of $786,944 or 257% is due to the interest and related discount amortization of convertible notes placed in May 2007.

The Company is required to measure the fair value of the warrants and the embedded conversion features related to its secured convertible notes on the date of each reporting period.  The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion features.  Accordingly, the Company recorded $3,108,465 expense related to the change in FV of derivatives during the six months ended June 30, 2008.  The Company recorded non-cash other income of $476,522 in the six months ended June 30, 2007, related to the change in the fair market value of the warrants and embedded derivative liability.

Net Income (Loss)

The Company recorded net loss for the six months ended June 30, 2008, of $6,439,283, or $0.31 per share (basic and diluted), and a net loss of $3,005,923 or $0.15 per share (basic and diluted), for the six months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, the Company has a working capital balance of $631,744 (excluding the derivative liability of $5,385,202) and cash balances in non-restrictive accounts of $628,883. The Company is required to obtain additional funding to fully implement its development drilling program at its Catfish Creek and North Cayuga prospects and development of its Welsh Field acquisition and to continue to seek new acquisitions and drilling opportunities.  The funding the Company will be seeking will be either through debt and/or equity financings and there can be no assurance that the Company will be successful in raising such financing.  The failure to raise such financing would require the Company to scale back its current operations and possibly forego future opportunities.

Net cash generated by operating activities for the six months ended June 30, 2008, was $(1,082,611).  The Company recorded net loss of $6,439,283 which was partially increased by non-cash charges totaling $702,901.

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

ITEM 3.                      CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the Form 10-QSB/A filing as of June 30, 2008

In June 2008, the Company determined that certain errors were made in the accounting for derivatives related to its YA Global financing as follows:

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

The mark to market adjustment for the derivative liability associated with the Company’s nonemployee stock options should not have been recorded as a reduction in Additional paid in capital.  Pursuant to paragraph 9 of EITF 00-19, the adjustment should have been reported in earnings as a Change in fair value of derivatives.

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

(b) Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended June 30, 2008, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.  As noted in 3(a) above, we noted a material weakness in our financial disclosure controls at March 31, 2008. We are in the process of updating our remediation process as noted in Item 3(a).

PART II.                      OTHER INFORMATION
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

None.

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

Signature                                           Title                                                                           Date

/s/ Kevan Casey                                           Chief Executive Officer and Director                                                                           August 19, 2008
Kevan Casey

/s/ Steven M. Plumb                                           Chief Financial and Accounting Officer and Director                                                                                                August 19, 2008
Steven M. Plumb

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Kevan Casey, Chief Executive Officer of Striker Oil and Gas, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company for the quarterly period ended June 30, 2008;

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

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

d.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

e.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:           August 20, 2008                                                                Signature:                      /s/ Kevan Casey
Name:                 Kevan Casey
Title:                 Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Steven M. Plumb, Chief Financial Officer of Striker Oil and Gas, Inc. (the “Company”), certify that:

6.	I have reviewed this quarterly report on Form 10-QSB of the Company for the quarterly period ended June 30, 2008;

7.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

8.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

9.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

d.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

e.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

10.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:           August 20, 2008                                                                Signature:                      /s/ Steven M. Plumb
Name:                 Steven M. Plumb
Title:                 Chief Financial Officer

 EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Executive Officer of Striker Oil and Gas, Inc. (the “Company”), does hereby certify under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:           August 20, 2008                                                                Signature:                      /s/ Kevan Casey
Name:                 Kevan Casey
Title:                 Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Financial Officer of Striker Oil and Gas, Inc. (the “Company”), does hereby certify under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:           August 20, 2008                                                                Signature:                      /s/ Steven M. Plumb
Name:                 Steven M. Plumb
Title:                 Chief Financial Officer

 A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

STRIKER OIL & GAS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2008