Form 10KSB/A
period 2007-12-31
STRIKER OIL & GAS, INC.
filed 2008-09-24
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 2

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
Transitional Small Business Disclosure Format (Check One): Yes o No ☒

STRIKER OIL & GAS, INC.
FORMERLY UNICORP, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-KSB/A2
December 31, 2007

EXPLANATORY NOTE

Striker Oil and Gas, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A (this Amendment”) to the Company’s Form 10-KSB for the year ended December 31, 2007, to make certain corrections to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008, as follows:

(i) Page 10, to update information about our Properties;
(ii) Page 35, to update the description of our eight prospects/fields to include proved developed and undeveloped reserves attributed to each area;
(iii) Page 35, to update our Supplemental Information to include information about our proved developed reserves; and
(iv) Page 35, provide additional disclosure relating to the reasons for the negative revisions to our proved reserves.

The changes set forth above are the only portions of the Form 10-KSB being amended herein. This Amendment No. 2 does not change any other information set forth in the Form 10-KSB.

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

Estimated Proved Reserves

The following table sets forth certain information with respect to our estimated proved reserves by field as of December 31, 2007. Reserve volumes and values were determined under the method prescribed by the SEC which requires the application of period-end prices and current costs held constant throughout the projected reserve life. The reserve information as of December 31, 2007 is based on estimates made in a reserve report prepared by Hite & Associates, Inc., independent petroleum engineers.

	Estimated Proved Reserves
Field	Proved Developed Producing		Proved Developed Non-Producing		Proved Undeveloped		Total Proved		PV-10
	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(In M$)
Louisiana:
Welsh Field	59.9	0.0	0.0	0.0	80.0	739.0	139.9	739.0	$9,009
North Edna Field	5.1	0.0	6.4	0.0	63.6	0.0	75.1	0.0	4,199
Abbeville Field	11.9	0.0	0.0	0.0	0.0	0.0	11.9	0.0	503
South Creole Field	3.7	262.0	0.0	0.0	0.0	0.0	3.7	262.0	1,866
Mississippi:
N. Sandhill Field	4.6	0.0	0.0	0.0	26.7	0.0	31.3	0.0	478
Texas:
Carroll Springs Field	22.8	0.0	0.0	0.0	118.1	0.0	140.9	0.0	4,427
	108.0	262.0	6.4	0.0	288.4	739.0	402.8	1,001.0	$20,482

Production and Operating Statistics

The following table presents certain information with respect to our production and operating data for the periods presented.

	Year Ended December 31,
	2007	2006	2005
Production:
Natural Gas (Mcf)	110,456	-	-
Oil (Bbls)	32,160	15,172	4,029
Revenues:
Natural Gas	$792,126	$-	$-
Oil	$2,283,798	$924,498	$242,165
Unit Prices:
Natural Gas (per Mcf)	$7.17	$0.00	$0.00
Oil (per Bbls)	$71.01	$60.93	$60.11
Production costs per equivalent Mcfe	$2.94	$2.60	$4.78
Amortization per equivalent Mcfe	$3.31	$3.68	$10.19

Productive Wells and Acreage

The following table sets forth our interest in undeveloped acreage, developed acreage and productive wells in which we own a working interest as of December 31, 2007. Gross represents the total number of acres or wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in the gross acres or wells. Productive wells are wells in which we have a working interest and that are producing and wells capable of producing oil and natural gas.

	Productive Wells		Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net	Gross	Net
Vermillion Parrish, Louisiana	1.00	0.96	70.00	67.38	0.00	0.00
Jefferson Davis Parish, Louisiana	4.00	3.35	435.00	184.75	295.00	233.25
Cameron Parrish, Louisiana	1.00	0.21	268.00	56.94	0	0
Greene County, Mississippi	1.00	0.60	40.00	24.00	0	0
Henderson County, Texas	1.00	0.33	1,400.00	466.62	7,600.00	2,533.08

Total	8.00	5.45	2,213.00	799.69	7,895.00	2,766.33

Drilling Activity

The following table sets forth the number of completed gross exploratory and gross development wells drilled in the United States that we participated in for each of the last three fiscal years. The number of wells drilled refers to the number of wells commenced at any time during the respective year. Productive wells are producing wells and wells capable of production.

	Gross
	Exploratory			Development
Well Activity (Gross)	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2007	2	4	6	-	-	-
Year ended December 31, 2006	2	-	2	-	-	-
Year ended December 31, 2005	-	6	6	-	-	-

The following table sets forth, for each of the last three fiscal years, the number of completed net exploratory and net development wells drilled by us based on our proportionate working interest in such wells.

	Net
	Exploratory			Development
Well Activity (Net)	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2007	0.41	0.71	1.12	-	-	-
Year ended December 31, 2006	0.77	-	0.77	-	-	-
Year ended December 31, 2005	-	6.00	6.00	-	-	-

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

Year 2007	High	Low
Quarter ended December 31	$1.05	$0.40
Quarter ended September 30	$1.75	$0.95
Quarter ended June 30	$2.10	$1.65
Quarter ended March 31	$2.15	$1.55
Year 2006	High	Low
Quarter ended December 31	$4.05	$1.85
Quarter ended September 30	$5.10	$3.10
Quarter ended June 30	$5.50	$2.30
Quarter ended March 31	$10.70	$2.75

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

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	565067	$2.65	120,859
Equity Compensation Plans not Approved by Security Holders	1,200,000	1.015	400,000
Total	1,765,067	$1.545	520,859

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

Unevaluated Natural Gas and Crude Oil Costs Excluded from Depletion

Under full cost accounting, the Company may exclude certain unevaluated costs from the amortization base pending determination of whether proved reserves have been discovered or impairment occurred.  A summary of the unevaluated properties excluded from natural gas and crude oil properties being amortized at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
Lease acquisition and G&G	$464,173	$646,073
Drilling and equipment costs	247,348	1,051,571
	$711,521	$1,697,644

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

Note 11.                      Accounts Payable and Accrued Liabilities

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

Note 13.                      Commitments and Contingencies

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

A summary of stock option transactions under the 2004 and 2007 Plans for the years ended December 31, 2007 and 2006, is as follows:

	2007		2006
	Options	Wtd Avg Exercise Price	Options	Wtd Avg Exercise Price
Outstanding at beginning of year	324,400	$3.85	122,800	$5.55
Granted	1,580,667	$0.95	498,800	$4.25
Exercised	(20,000)	$0.25	(297,200)	$6.55
Forfeited	(120,000)	$0.25	--	$--
Outstanding at end of year	1,765,067	$1.55	324,400	$3.85
Exercisable at end of year	565,067	$3.00	184,400	$6.60
Weighted average fair value of options granted		$0.95		$4.10

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

Proved Reserves
The following reserve schedule was developed by the Company’s reserve engineers and sets forth the changes in estimated quantities of proved reserves of the Company during each of the periods presented:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
Proved reserves as of:	Oil (MBbls)	Gas (MMcf)	Oil (MBbls)	Gas (MMcf)	Oil (MBbls)	Gas (MMcf)
Beginning of the period	144,342	92,799	15,258	-	-	-
Revisions of previous estimates	(3,911)	(92,799)	8,107	-	-	-
Extensions, discoveries and other additions	146,908	372,505	136,149	92,799	-	-
Production	(32,158)	(110,456)	(15,172)	-	(4,029)	-
Sale of minerals in place	-	-	-	-	-	-
Purchase of minerals in place	147,587	739,070	-	-	19,287	-
End of the period	402,768	1,001,119	144,342	92,799	15,258	-

Proved developed gas reserves as of:
December 31, 2005	0 MMCF
December 31, 2006	4,838 MMCF
December 31, 2007	262,049 MMCF

Proved developed oil reserves as of:
December 31, 2005	15,258 MBbls
December 31, 2006	105,254 MBbls
December 31, 2007	107,972 MBbls

The downward adjustment in our gas reserves was recorded as a result of a review of our operations which revealed that certain wells are shown with gas reserves in 2006 for which there is no gas production.   Gas exists on these wells, however, there is no pipeline to the gas.  As a result, these reserves were adjusted downward to reflect the shut in nature of the gas reserves.

The downward adjustment in our oil proved reserves is due to a drop in production at our Lee Walley No. 2 well from 100 barrels per day to 20 barrels per day.

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

The primary changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2007, 2006 and 2005, were as follows:

	Years Ended December 31,
	2007	2006	2005
Standardized measure, beginning balance	$3,742,122	$417,605	$--
Oil and gas sales, net of costs	(2,182,710)	(688,139)	(126,657)
Discoveries, extensions and transfers	7,203,698	3,328,388	--
Purchase of minerals in place	9,318,869	--	544,262
Changes in estimates of future development costs	1,958,345	1,000,070	--
Revisions of estimates and other	441,916	(315,802)	--
Standardized measure, ending balance	$20,482,240	$3,742,122	$417,605

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

Note 23                                  Restatement

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

By:  /s/ Kevan Casey
Kevan Casey, Chief Executive Officer
Date: September 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                          Title                                                       Date

/s/ Kevan Casey
   Chief Executive Officer and                                                       September 23, 2008
Kevan Casey                                                           Chairman of the Board

/s/ Steven M. Plumb                                               Principal Financial and                                                       September 23, 2008
Steven M. Plumb                                                     Accounting Officer

/s/ Robert G. Wonish                                              Director                                                                 September 23, 2008
Robert G. Wonish