Form 10-Q/A
period 2008-03-31
STRIKER OIL & GAS, INC.
filed 2008-09-29
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 2

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

STRIKER OIL & GAS, INC.
INDEX TO FORM 10-Q
March 31, 2008

Part I	Financial Information		Page No.

	Item 1.	Financial Statements

		Consolidated Balance Sheets March 31, 2008 (unaudited) and December 31, 2007	1-2

		Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 2008 and 2007	3

		Consolidated Statements of Cash Flow (unaudited) Three Months Ended March 31, 2008 and 2007	4-5

		Notes to Unaudited Consolidated Financial Statements	6-10

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11-14

	Item 3.	Controls and Procedures	15

Part II	Other Information

	Item 1.	Legal Proceedings	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 3.	Exhibits	18

EXPLANATORY NOTE

Striker Oil and Gas, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to the Company’s Form 10-Q for the quarter ended March 31, 2008, to revise the conclusion related to disclosure controls and procedures on Page 18 of the Company's Form 10-Q/A filed with the Securities and Exchange Commission on July 2, 2008.

The change set forth above is the only portion of the Form 10-Q being amended herein. This Amendment No. 2 does not change any other information set forth in the Form 10-Q.

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

    The accompanying financial statements for the three months ended March 31, 2008 have been restated to effect the changes described above. The following tables present the impact of the errors on previously reported amounts for the year ended December 31, 2007 and the three months ended March 31, 2008:

As of December 31, 2007:

	As Originally Reported	Adjustment	Restated

Additional paid in capital	21,163,395	604,257	21,646,308
Accumulated deficit	(14,576,804)	(375,426)	(14,952,230)

 As of and for the three month period ended March 31, 2008:
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

	2008		2007
	Volume	$	Volume	$
Oil (barrels)	8,825	862,279	6,370	322,348
Gas (mcf)	38,032	316,856	-	-
		1,179,135		322,348

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

(b) Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the three months ended March 31, 2008, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.  As noted in 3(a) above, we noted a material weakness in our financial disclosure controls at March 31, 2008. We are in the process of updating our remediation process as noted in Item 3(a).

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

Signature                                                      Title                                                                    Date

/S/ Kevan Casey                                          Chief Executive Officer                                   September 29, 2008
Kevan Casey                                                and Director

/S/ Steven M. Plumb                                    Principal Financial and                                   September 29, 2008
Steven M. Plumb                                          Accounting Officer and Director