Form 10-Q
period 2008-09-30
STRIKER OIL & GAS, INC.
filed 2008-11-19
CIK 354507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes [X]         No [_]

As of November 3, 2008, there were outstanding 24,810,777 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Ё	Accelerated filer Ё
Non-accelerated filer Ё	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   Ё No   x

STRIKER OIL & GAS, INC.
INDEX TO FORM 10-Q
September 30, 2008

Part I	Financial Information		Page No.

	Item 1.	Financial Statements

		Consolidated Balance Sheets (unaudited) September 30, 2008 and December 31, 2007	1

		Consolidated Statements of Operations (unaudited) Three and Nine Months Ended September 30, 2008 and 2007	2

		Consolidated Statements of Cash Flow (unaudited) Nine Months Ended September 30, 2008 and 2007	3

		Notes to Unaudited Consolidated Financial Statements	4 - 10

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11 - 18

	Item 3.	Controls and Procedures	19

Part II	Other Information

	Item 1.	Legal Proceedings	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 3.	Exhibits	22

PART I.                      FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS
STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$153,834	$608,944
Oil and gas receivable, net of allowance of $68,671 and $166,790 respectively	263,016	1,574,097
Prepaid expenses	6,720	333,164
Deferred financing costs, net	43,212	59,131
Total current assets	466,782	2,575,336
Property and equipment:
Oil and gas properties, full-cost method:
Subject to depletion	12,553,733	11,913,806
Unevaluated costs	2,024,781	711,521
Other fixed assets	461,016	263,059
Accumulated depletion, depreciation and impairment	(4,161,690)	(3,165,108)
Property and equipment, net	10,877,840	9,723,278
Other assets	132,448	128,146
Total assets	11,477,070	12,426,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585,612	$797,502
Accrued liabilities	146,154	229,957
Notes payable	75,000	100,111
Notes payable – related party	451,000	-
Drilling contract liability	-	326,187
Current portion – secured convertible N/P, net of unamortized discount
of $410,664 and $1,064,419 respectively	234,072	2,166,341
Derivative liabilities	1,361,614	1,479,268
Total current liabilities	2,853,452	5,099,366
Long term liabilities:
Secured convertible note payable net of unamortized discount of
$2,550,635 and $4,232,519, respectively	1,453,824	221,995
Asset retirement obligation	675,504	748,757
Total long term liabilities	2,129,328	970,752
Total current and long term liabilities	4,982,780	6,070,118
Shareholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 1,500,000,000 shares authorized,
24,417,574 and 20,212,968 issued and outstanding, respectively	24,417	20,213
Treasury stock, at cost; 1,237,839 shares	(331,014)	(331,014)
Additional paid-in capital	25,471,611	21,767,652
Accumulated deficit	(18,670,724)	(15,100,209)
Total shareholders’ equity	6,494,290	6,356,642
Total liabilities and shareholders' equity	$11,477,070	$12,426,760

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Oil and gas revenue	$862,943	$805,278	$3,498,604	$1,771,180
Oil and gas production costs	455,343	253,270	1,212,210	538,404
Depletion and accretion expense	197,056	382,719	1,026,405	864,239
Gross profit (loss)	210,544	169,289	1,259,989	368,537

Operating expenses:
General & Administrative	702,467	922,184	2,998,355	2,833,250
Drilling rig contract	-	123,025	-	525,489
Depreciation	14,023	11,412	39,603	33,659
Other	75,769	40,110	180,797	222,892
Total operating expenses	792,260	1,096,731	3,218,755	3,615,290

Income (loss) from operations	(581,716)	(927,442)	(1,958,766)	(3,246,753)

Other income (expense):
Interest income	1,357	17,817	10,242	30,392
Interest expense	(884,624)	(257,955)	(2,424,898)	(1,433,761)
Change in FV of derivatives	4,333,746	1,400,717	802,903	1,877,239
Total other	3,450,479	1,160,579	(1,611,753)	473,870
Net Income (loss)	$2, 868,763	$233,137	$(3,570,519)	$(2,772,883)

Net loss per share:
Basic	$ 0.12	$ 0.01	$ (0.17)	$ (0.14)
Diluted	$ 0.12	$ 0.01	$ (0.17)	$ (0.14)

Weighted average number of common shares outstanding:
Basic	23,762,850	20,205,794	21,614,876	19,826,868
Diluted	24,177,044	20,235,468	21,614,876	19,826,868

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net Loss
Adjustments to reconcile net loss to cash used in operating activities:	$ (3,570,519)	$ (2,772,883)
Depletion, depreciation, and amortization	996,581	897,899
Impairment of oil and gas properties	-	372,668
Stock issued for services	48,282	50,235
Stock option expense	-
Amortization of debt discounts	1,930,560	1,252,884
Amortization of deferred financing costs	15,919	11,541
Options issued for services	821,253	782,483
Gain on settlement of derivatives	(802,903)	(1,877,239)
Accretion of ARO liability	(73,253)	-
Changes in assets and liabilities:
Accounts receivable	1,311,081	(517,458)
Prepaid expenses	326,443	8,431
Prepaid drilling contract	(326,187)	858,789
Deferred financing costs		(78,500)
Accounts payable and accrued liabilities	(109,796)	491,154
Drilling contract liability	-	(535,000)
Net cash used in operating activities	567,461	(1,058,879)

Cash flows from investing activities:
Purchase of certificate of deposit	-	(100,000)
Investment in oil and gas properties and other fixed assets	(2,151,142)	(5,066,862)
Proceeds from sale of oil and gas property	-	750,032
Non-cash investment income	(4,301)	(3,883)
Note receivable – related party	-	-
Deposits	-	-
Net cash used in investing activities	(2,155,443)	(4,416,830)

Cash flows from financing activities:
Proceeds from secured convertible note payable	-	5,500,000
Repayments of secured convertible note payable	(135,655)	-
Exercise of stock options	839,638	1,950,040
Proceeds from short-term note payable	480,000	-
Repayments of short-term note payable	(54,111)	-
Debt issuance costs		(580,000)
Stock issued for cash	3,000	5,000
Net cash provided by financing activities	1,132,872	6,875,040

Net increase (decrease) in cash	(455,110)	1,399,331
Cash and cash equivalents, beginning of period	608,944	417,884
Cash and cash equivalents, end of period	$ 153,834	$ 1,817,215

See accompanying notes to unaudited consolidated financial statements.

STRIKER OIL & GAS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

Note 1.                      Organization and Nature of Business

The accompanying unaudited consolidated financial statements of Striker Oil & Gas, Inc. (formerly Unicorp, Inc.) (the "Company" or "Striker") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and  the rules of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended December 31, 2007, as reported in the Form 10-K/1A, have been omitted.

These consolidated financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-K/1A for the year ended December 31, 2007.

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

New Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively.  The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.

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

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at September 30, 2008 Using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative liabilities	$-	$	$(1,361,614)	$(1,361,614)
Total	$-	$	$(1,361,614)	$(1,361,614)

The Level 3 liability relates to derivatives that resulted from a securities purchase agreement entered into on May 17, 2007 for the sale of $7,000,000 in secured convertible debentures.  In connection with this financing, the company issued warrants to purchase shares of its common stock.  The secured convertible notes are potentially convertible into an unlimited number of common shares, resulting in the Company no longer having the control to physically or net share settle existing non-employee stock options.  Thus under EITF 00-19, all non-employee stock options that are exercisable during the period that the notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

The convertible notes are hybrid instruments which contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133.  The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract.  The single compound embedded derivative features include the conversion feature with the convertible notes, the interest rate adjustment, maximum ownership and default provisions.  The Company valued the compound embedded derivatives based on a probability weighted discounted cash flow.

The following assumptions were utilized to value the single compound embedded derivative as of September 30, 2008:

Risk free interest rate	4.43%
Timely registration	95.00%
Default status	5.00%
Alternative financing available and exercised	0.00%
Trading volume, gross monthly dollars monthly rate increase	1.00%
Annual growth rate stock price	29.2%
Future projected volatility	160%

The stock purchase warrants issued as part of the securiities purchase agreement are freestanding derivative financial instruments which were valued using the Black-Scholes method.   Variables used in the Black-Scholes option-pricing model include (1) 5.11% to 4.50% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 211% to 90%; and (4) zero expected dividends.

The non-employee options were valued using the Black-Scholes method and the following variables were used:  (1)  risk free interest rate of 4.23%, (2) expected life equal to the actual remaining life (.85 to 4.6 years), (3) expected volatility of 174.79%, and (4) zero expected dividends.

The fair value of these instruments has been combined and reported as Derivative Liabilities in the consolidated balance sheet.

Note 2.                      Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations.  However, as shown in these consolidated financial statements, the Company, as of September 30, 2008, had a negative working capital of $(2,386,670).  In addition, the Company has an accumulated deficit of $18,670,724. These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 3.                      Stock-Based Compensation

On July 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows for the issuance of up to 1,200,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  The 2004 Plan was approved by the shareholders on September 20, 2004. As of September 30, 2008, there were 308,400 non-qualified stock options outstanding at exercise prices ranging from $1.75 to $17.50 per share.  As of September 30, 2008, there were 135,859 shares available for issuance pursuant to the 2004 Plan.
On September 4, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”), which allows for the issuance of up to 1,600,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success.  All options are fully vested and have a 3 year life.   As of September 30, 2008, there were 145,000 shares available for issuance pursuant to the 2007 Plan.

During the second quarter, the Company issued options to purchase 760,700 shares of the Company’s common stock under the 2007 Plan at exercise prices ranging from $0.50 to $1.50 per share to various consultants for services.  All options are fully vested and have a 3 year life.  The fair market value of the options was $702,091 on the date of grant.   The fair market value of these options was calculated using the Black-Scholes option pricing model and the following inputs:  (1)  risk free interest rate of 1.25%, (2)  volatility of 270.9% (3) exercise prices ranging from $0.50 to $1.50 per share, (3) expected term of 1.5 years and (4) zero expected dividends.  All 760,700 options were exercised during the second quarter and the company received cash proceeds of $779,780.

During the 2008 third quarter, the Company issued 200,000 options to one Director of the Company.  The fair market value of these options was calculated using the Black-Scholes option pricing model and the following inputs:  (1) risk free interest rate of 1.25%, (2) volatility of 270.9% (3) exercise price of $.05 per share, (3) expected term of 1.5 years and (4) zero expected dividends.  As of September 30, 2008, there are 417,200 stock options outstanding at prices ranging from $.70 to $1.50 per share.
During April 2008, the Board of Directors adopted the 2008 Stock Option Plan (the “2008 Plan”), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s growth and success.  As of September 30, 2008, there are 950,000 stock options outstanding at exercise prices ranging from $.05 to $.75 and 1,050,000 stock options available for issuance.

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

 In September 2008, 200,000 options were issued for services.  These options were exercised and the Company received cash proceeds of $10,000.

Note 4.                      Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2008	December 31, 2007
Accrued production receivable	$250,278	$1,740,887
Joint interest receivables	81,409	-
Allowance for bad debts	(68,671)	(166,790)
	$263,016	$1,574,097

Note 5.                      Secured Convertible Notes Payable

To obtain funding for the Company’s ongoing operations, the Company entered into a securities purchase agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.), an accredited investor, on May 17, 2007, for the sale of $7,000,000 in secured convertible debentures.  YA Global Investments provided the Company with an aggregate of $7,000,000 as follows:

• $3,500,000 was disbursed on May 17, 2007;
• $2,000,000 was disbursed on June 29, 2007; and
• $1,500,000 was disbursed on October 24, 2007.

Accordingly, during 2007 the Company received a total of $7,000,000, less a 10% commitment fee of $700,000 and a $15,000 structuring fee for net proceeds of $6,285,000 pursuant to the securities purchase agreement.  The Company had previously paid an additional $15,000 to Yorkville Advisors as a structuring fee.  The Company incurred debt issuance costs of $78,500 associated with the issuance of the secured convertible notes.  These costs were capitalized as deferred financing costs and are being amortized over the life of the secured convertible notes using the effective interest method.  Amortization expense related to the deferred financing costs was $7,881 for the three months ended September 30, 2008.

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

Probability - Weighted Expected Cash Flow Methodology

Assumptions:                                Single Compound Embedded Derivative within Convertible Note

	Inception May 17, 2007	As of September 30, 2008
Risk free interest rate	4.86%	4.43%
Timely registration	95.00%	95.00%
Default status	5.00%	5.00%
Alternative financing available and exercised	0.00%	0.00%
Trading volume, gross monthly dollars monthly rate increase	1.00%	1.00%
Annual growth rate stock price	29.7%	29.0%
Future projected volatility	211%	160%

The stock purchase warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method.  The fair value of the derivative liability of the warrants was recorded at $2,723,239 at inception on May 17, 2007.  The unamortized discount of the warrant derivative liability of $2,539,093 will be accreted to interest expense using the effective interest method over the life of the convertible notes, or 37 months.  The total accretion expense was $181,233 and $416,286 for the three and nine months ended September 30, 2008, respectively. The remaining value of $955,739 was expensed at inception to change in fair value of derivative financial instruments since the total fair value of the derivative at inception exceeded the note proceeds.

Variables used in the Black-Scholes option-pricing model include (1) 5.11% to 2.28% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 211% to 160%; and (4) zero expected dividends.

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

Using the original effective interest rate as the discount factor for each set of cash flows, the Company computed the present values under the various scenarios. In completing the analysis, the change in value based on the modification and issuance of additional warrants was treated as a current period cash flow.  Based on this analysis, the Company determined that the difference between the cash flows under the original terms and the modified terms was not in excess of 10% which suggested that the February 2008 Modifications were not substantial and the notes were not extinguished.  The value of the additional warrants issued are accounted for as a derivative liability and treated as an additional debt discount of $1,030,193 to the note and that is amortized over the remaining life of the note.  Total accretion expense related to this portion of the discount was $84,819 and $203,476 for the three months and nine months ended September 30, 2008, respectively. The embedded derivatives and warrants continue to be reported at fair with the change in fair value recorded in current earnings.

The impact of the application of SFAS No. 133 and EITF 00-19 in regards to the derivative liabilities on the balance sheet and statements of operations as of and through September 30, 2008 are as follows:

	Period ending September 30, 2008	Year ending December 31, 2007
Derivative liability – single compound embedded derivatives within the convertible notes	$206,470	$1,233,244
Derivative liability – warrants	1,118,287	206,156
Derivative liability – options	36,857	40,492
Total	$1,361,614	$1,479,892

Net change in fair value of derivatives	(3,911,368)	(3,437,780)

The following summarizes the financial presentation of the convertible notes at inception and September 30, 2008:

		At Inception
	September 30, 2008	May 17, 2007
Notional amount of convertible notes	$4,649,195	$3,500,000
Adjustments:
Unamortized discount	(2,961,298)	(3,500,000)
Convertible notes balance, net	$1,687,897	$-

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

As of the date of issuance of the notes on May 17, 2007, the fair value of options to purchase 717,000 shares totaling $107,766 was reclassified to the liability caption “Derivative liability” from additional paid-in capital.  The fair value of $36,857 as of September 30, 2008, was determined using the closing price of $0.21, the respective exercise price ($1.75 to $17.50), the remaining term on each contract (.85 to 4.6 years), the relevant risk free interest rate (4.23%) as well as the relevant volatility (174.79%).

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

Note 6.      Notes Payable

During March 2006, the Company issued $75,000 principal amount in the form of a two-year, 10% convertible unsecured note to La Mesa Partners, L.C.  The note became due on March 9, 2008 and the funds were used to pay for lease bonus costs on the Company’s Ohio and Logan County, Kentucky prospects.  At the option of the note holder, the note is convertible into common stock of the Company at a conversion price of $1.00 per share anytime after March 9, 2007.  Interest on the 10% convertible note is payable quarterly out of available cash flow from operations as determined by the Company’s Board of Directors, or if not paid but accrued, will be paid at the next fiscal quarter.  The conversion price of the note was calculated based on a discount to the bid price on the date of funding.  As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial feature of the note in accordance with the provisions found in EITF 98-5 by recording a $22,500 discount on the note.  The discount was being amortized over a twelve month period beginning April 1, 2006.

Notes payable at September 30, 2008 and December 31, 2007, are as follows:

	September 30, 2008	December 31, 2007
La Mesa Partners, L.C.	$75,000	$75,000
Advantage Premium Finance	-	25,111
Total convertible notes payable	$75,000	$100,111

Note 7.  Notes Payable – Related Party

During August 2008, the Company issued a $480,000 note to Mr. Kevan Casey, our Chief Executive Officer.  The note has a 12 month maturity and a 10% interest.  Interest on the note is accrued monthly.  Funds were utilized to finance the Company’s current drilling of various Catfish wells.  During September, the Company repaid $29,000 of the note, leaving an outstanding balance at September 30, 2008 of $451,000

Note 8.                      Common Stock

During the nine months ended September 30, 2008, the Company issued the following shares of common stock:

•	20,000 shares of its common stock to an individual for legal services which were valued at $12,000 ($0.60 per share).
•	10,000 shares of its common stock to an individual for consulting services valued at $6,000 ($0.60 per share).
•	130,000 shares of its common stock upon the exercise of an option for gross proceeds of $6,500.
•	35,000 to an individual for legal services which were valued at $32,102 ($0.92 per share).
•	66,668 to the Company’s VP of Land upon the exercise of an option for gross proceeds of $3,334
•	150,000 to an individual upon the exercise of an option for gross proceeds of $75,000. Options were issued for services which were valued at $95,198.
•	55,000 to an individual upon the exercise of an option for gross proceeds of $48,750. Options were issued for services which were valued at $61,306.
•	555,700 to an individual upon the exercise of an option for gross proceeds of $656,030. Options were issued for services which were valued at $545,587.
•	77,100 shares of common stock were issued to Mr. Ryan Cravey. Options were granted to Mr. Cravey for services rendered to the Company in quarter ending June 30, 2008. Options were fully vested.
•	36,380 shares of common stock were issued for $27,238, as payment in kind to YA Global Investments on August 15, 2008.
•	293,268 shares of common stock were issued for $100,000, as payment in kind to YA Global Investments on August 4, 2008.
•	280,025 shares of common stock were issued, for $45,700, as payment in kind to YA Global Investments on September 5, 2008.
•	125,270 shares of common stock, for $22,000 was issued as payment in kind to YA Global Investments for quarter ending September 30, 2008. However shares were issued on October 1, 2008
•	8,571 shares of common stock for $3,000 on September 5, 2008 to Mr. Kevan Casey, which were purchased on July 30, 2008.
•	200,000 options were issued and the Company received proceeds of $10,000 on September 30, 2008. Shares were issued in November 2008.

Note 9.                      Subsequent Events

On October 24, 2008, the Company issued 250,000 shares of common stock to a Consultant for various services.  The Company also issued 288,722 shares of common stock to YA Global Investments as payment in kind under the secured convertible debentures.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of September 30, 2008, and its results of operations for the three and nine months ended September 30, 2008 and 2007, should be read in conjunction with the audited consolidated financial statements and notes included in Striker’s Form 10-K/1A for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Overview

Striker is a natural resource company engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids from conventional reservoirs within the United States.  A majority of the Company’s operations are in the states of Louisiana, Mississippi and Texas.

Property and Equipment

Following is a description of the properties to which the Company is participating as of September 30, 2008, or intends to participate during fiscal 2008.

Abbeville Field – Vermillion Parish, Louisiana

The Company has a 96.25% and 73.5% working interest, respectively, in two producing oil wells and a saltwater disposal well with production facilities in the Abbeville Field located in Vermillion Parish, Louisiana.  The two wells are currently producing approximately 23 gross barrels of oil per day. The Company’s consulting geophysicist has found a prospect on the Company’s leasehold believed to contain significant fault separated additional reserves from one of the primary producing zones in the field. The prospect was located using the 3-D seismic survey which the Company owns in the field.

The Company is the designated operator of the field and intends to perform a full reservoir engineering analysis to determine if there are additional opportunities to expand production within the field and at the same time will utilize the 3-D seismic survey to search for additional exploration and/or development prospects.

North Edna Field – Jefferson Davis Parish, Louisiana

The Company has a 35% working interest and a 25.9% net revenue interest in the LeJeune well No. 1.   The well was successfully worked over during the previous quarter but is currently shut-in due to equipment problems. The Company expects that additional downhole and surface equipment will be installed by the operator in the fourth quarter to restore the No. 1 well to production.

North Sand Hill Field – Greene County, Mississippi

This well is producing approximately 3 gross barrels of oil per day.  In addition to the producing well, the Company has acquired an “orphan well” from the State of Mississippi which it intends to convert into a saltwater disposal well.  The Company has a 60% working interest and an approximate 47.55% net revenue interest.  An additional proven undeveloped well location has been identified by the Company’s independent reservoir engineer in this field which the Company anticipates will be drilled during the first half of fiscal 2009.

South Creole Prospect – Cameron Parish, Louisiana

The Company has one producing well - the Carter 29-1 well in which it owns a 21.247% working interest and an approximate 14.87% net revenue interest in the well.   As of the end of the reporting quarter, this well was producing approximately 3,100 gross Mcf of gas and 40 gross barrels of condensate per day.

North Cayuga Prospect – Henderson County, Texas

On January 2007, the Company entered into an agreement to participate in the North Cayuga prospect located in Henderson County, Texas.  The Easter Seals Well No. 1-R had been drilled to a depth of approximately 9,000 feet and initially tested approximately 50 barrels of oil per day from the Rodessa Bacon Lime sand but did not sustain production.  The Company and its working interest partners are attempting to farm out this acreage.

Catfish Creek Prospect – Henderson and Anderson Counties, Texas

In April 2007, the Company entered into a participation agreement to participate in the Catfish Creek prospect located in Henderson and Anderson Counties, Texas.  The operator of this prospect recompleted the previously drilled Catfish Creek well No. 1 in September 2007 which flow tested 87 barrels of oil and 266 gross Mcf of gas per day from the Rodessa Bacon Lime formation located between the depths of 9,651 to 9,658 feet. Production was commenced from the well in October 2007 at a restricted rate for gas flaring until a gas pipeline is installed. In addition to the No.1 well, the Catfish Creek well No. 2 has been drilled and completed in the Pettet formation with pay behind pipe in the Bacon Lime and Gloyd lobes of the Rodessa formation. Operations to drill the No. 3 will commence in early October 2008.  The Catfish Creek prospect area consists of over 10,000 gross acres of leasehold.  .  The Company has a 33.32% before payout and 25% after payout working interest in each shallow well drilled above 10,800 feet and an approximate 25% before payout and 18.75% after payout working interest in each deep well drilled below 10,800 feet.  The Company expects that the installation of a four and one-half mile gas pipeline to connect its gas production from the Catfish Creek Prospect will be completed by the end of November 2008. Once completed the No. 1 and No. 2 wells will be sand fractured to enhance production and ramped up to full production status.

Welsh Field – Jefferson Davis Parish, Louisiana

The Company currently has two producing wells in the field; however mechanical issues with one of the salt water disposal wells has caused the Company to shut in two production wells due to insufficient disposal capacity.  Current gross production is 34 barrels of oil per day.  The Company intends to perform well repairs and/or recomplete into new formations the remaining seven wells.  In addition to the Welsh Field, the Company obtained additional acreage in the North, Northeast and Northwest Welsh prospects and is evaluating two proven undeveloped well locations for possible drilling in 2009.

Lavaca River Prospect – Lavaca County, Texas

The Company has a 10% carried working interest to casing point in the Lavaca River Prospect. The Company received a cash payment of $50,000 in connection with lowering its carried interest from 15% to 10%. This prospect will target the Yegua sands at a depth of approximately 5,500 feet and has expected reserves of 1 to 2 Bcf of gas. Striker expects this well to be drilled in the fourth quarter of 2008.

Critical Accounting Policies

General

The Unaudited Consolidated Financial Statements and Notes to Unaudited Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities.  Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.  Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made.  The significant accounting policies are described in more detail in Note 2 to the Company’s audited consolidated financial statements included in its Form 10-K/1A filed with the SEC.

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

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenue

For the nine months ended September 30, 2008, the Company generated revenue from the sale of oil and natural gas of $3,498,604, an increase of $1,727,424 (97.5%) over the prior year period’s amount of $1,771,180. Revenue from the sale of oil was $1,926,857 for the 2008 period compared to $1,336,308 for the same period in 2007.  The average price received per barrel of oil was $109.20 for the 2008 period compared to $62.96 for the 2007 period.  Oil and gas revenues are as follows:

September 30, 2008
	Volume	Sales
Oil (barrels)	17,609	$1,926,857
Gas (mcfs)	146,019	1,571,747
Total		$3,498,604

September 30, 2007
	Volume	Sales
Oil (barrels)	21,224	$1,336,308
Gas (mcfs)	62,123	434,872
Total		$1,771,180

Oil and Gas Production Costs and Depletion Expense

Oil and gas production costs are comprised of the cost of operations, maintenance and repairs and severance taxes of the Company’s interests in its producing oil and gas properties.  Oil and gas production costs were $1,212,210 for the nine months ended September 30, 2008, compared to $538,404 for the nine months ended September 30, 2007.  The Company experienced an increase in lease operating expenses of $673,809 (including severance taxes) over the prior year period.  The increase was attributable to an increase in the number of producing properties over the prior year period and well repair expenses.

Depletion expense was $956,979 for the nine months ended September 30, 2008, which was an increase, $92,740 over the prior year period of $864,239.  The Company follows the full cost method of accounting for its oil and gas properties.  As the oil and gas properties are evaluated, they are transferred to the full cost pool, either as successful with associated oil and gas reserves, or as unsuccessful with no oil and gas reserves.

Gross Profit (Loss)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Oil and gas revenue	$862,943	$805,278	$3,498,604	$1,771,180
Oil and gas production costs	455,343	253,270	1,212,210	538,404
Depletion and accretion expense	197,056	382,719	1,026,405	864,239
Gross profit (loss)	210,544	169,289	1,259,989	368,537

The Company experienced increases in gross profit from oil and gas operations for both, three and nine months ending in September 30, 2008.  The Company has experienced a significant increase in revenue due to the successful completion of the Carter 29 Well No.1, State Lease 13944 Well No. 1, Farmers Well No. 11 and Catfish Creek Well No. 1.  As discussed above, the Company experienced an increase in oil and gas production costs due to the addition of these producing properties, well repairs at North Edna Fields and increased severance taxes as a result of increased revenue.

Operating Expenses – for the nine months ended September 30, 2007 and 2008

Operating expenses for the nine months ended September 30, 2008 were $3,218,755 which was a decrease of $396,535 when compared to the prior year period of $3,615,290.  The major components of operating expenses are as follows:

•
Office administration – Office administration expenses are comprised primarily of office rent, office supplies, postage, telephone and communications and Internet.  The increase in office administration expense for the three and nine months ended September 30, 2008 was primarily driven by an increase in rent and office supplies.

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2008	2007	Change	2008	2007	Change
Office Administration	52,958	50,024	6%	181,720	163,752	11%

•
Payroll and related – Payroll and related expenses increased from $522,558 for the 2007 period to $742,719 for the 2008 period, an increase of 42%.  Payroll expenses increased as the Company added technical and administrative personnel to fully implement its business plan.  The Company also increased its employee benefits expense, which has also increased the overall payroll expenses.

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2008	2007	Change	2008	2007	Change
Payroll & Related	269,488	246,955	9%	742,719	522,558	42%

•
Professional services – Professional services are comprised of accounting and audit fees, legal fees, engineering fees, directors’ fees and other outside consulting fees.   Cost increased primarily reflecting legal settlement and legal contingencies.

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2008	2007	Change	2008	2007	Change
Professional Services	220,786	263,601	-16%	652,727	585,061	12%

•
Investor relations - The Company continued to invest in its investor relations program during the period to inform current and potential investors of its projects and results of operations.   The Company intends to continue to incur these costs in the future to keep its investors apprised of the progress of the Company.

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2008	2007	Change	2008	2007	Change
Investor Relations	39,874	92,400	-57%	709,045	446,703	59%

•
Stock option expense – For the nine months ended September 30, 2008, the Company performed a Black-Scholes valuation of stock options issued to its employees and various contractors and recorded additional expense for the period.

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2008	2007	Change	2008	2007	Change
Stock Option Expense	119,362	270,775	-56%	810,262	763,266	6%

•
Drilling rig contract – The Company had an agreement with the operator of the St. Martinville prospect, the second well drilled with the rig, that the operator would pay a flat fee of $200,000 to truck the rig to the operator’s well and rig up in preparation for drilling.  The Company was obligated to pay the excess cost which amounted to $345,414 and was charged to expense.  Additionally, pursuant to its rig sharing agreement with a third party, the Company reimbursed the third party 50% of the cost to move the drilling rig from the St. Martinville prospect to the third party’s location.  This resulted in a charge to expense of $402,464 for the period ending September 30, 2007.  The Company has fulfilled its obligation pursuant to the drilling rig contract and does not anticipate any charges in the future.

•
Depreciation – The Company has record depreciation expense associated with its computer and office equipment, furniture and fixtures and leasehold improvements.   The Company is depreciating these assets using the straight-line method over useful lives from three to seven years.

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2008	2007	Change	2008	2007	Change
Depreciation	14,023	11,412	23%	39,603	33,659	18%

•
Other operating expenses – Other operating expenses are comprised primarily of travel and entertainment, geological and geophysical costs of maps, logs and log library memberships and licenses and fees.  The Company has been able to reduce these expenses long-term and will continue to do so as the Company sees feasible.

	Three months ended September 30,		Percentage	Nine months ended September 30,		Percentage
	2008	2007	Change	2008	2007	Change
Other Operating Expenses	75,769	40,110	53%	180,797	222,892	-17%

Other Income (Expense)

During the nine months ended September 30, 2008, the Company received interest income of $10,242 on its interest bearing checking accounts and certificates of deposits.  Interest income decreased reflecting lower interest rates on our investments’ accounts and a reduction in the average balance of interest-bearing investments.

During the nine months ended September 30, 2008, the Company incurred interest expense of $2,847,276 related to its convertible debt.  This compares with $1,433,761 for the nine months ended September 30, 2007.  The increase of $1,413,516 or 99% is due to the interest and related discount amortization of convertible notes placed in May 2007.

The Company is required to measure the fair value of the warrants and the embedded conversion features related to its secured convertible notes on the date of each reporting period.  The effect of this re-measurement is to adjust the carrying value of the liabilities related to the warrants and the embedded conversion features.  Accordingly, the Company recorded $1,877,239 non-cash other income related to the change in FV of derivatives during the nine months ended September 30, 2008.  The Company recorded non-cash other income of $802,903 in the nine months ended September 30, 2007, related to the change in the fair market value of the warrants and embedded derivative liability.

Net Income (Loss)

The Company recorded net loss for the nine months ended September 30, 2008, of $3,570,518, or $0.17 per share (basic and diluted), and a net loss of $2,772,883 or $0.14 per share (basic and diluted), for the nine months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, the Company has a negative working capital balance of $(1,025,055) (excluding the derivative liability of $1,361,614) and cash balances in non-restrictive accounts of $153,834. The Company is required to obtain additional funding to fully implement its development drilling program at its Catfish Creek and North Cayuga prospects and development of its Welsh Field acquisition and to continue to seek new acquisitions and drilling opportunities.  The funding the Company will be seeking will be either through debt and/or equity financings and there can be no assurance that the Company will be successful in raising such financing.  The failure to raise such financing would require the Company to scale back its current operations and possibly forego future opportunities.

Net cash used by operating activities for the nine months ended September 30, 2008, was $567,461.  The Company recorded net loss of $3,570,519.

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

Anticipated Revenue

The company previously announced that it expected to achieve $5 million in revenue for fiscal 2008. However the company now expects to achieve revenue of $3.8 – 4.1 million for fiscal 2008. This downward revision is due to various factors including: shut-in production from Hurricane Gustav and Hurricane Ike, recent drop in hydrocarbon prices and the delay of the installation of its pipeline in East Texas.

Recent Accounting Pronouncements

 In June 2008, the Financial Accounting Standards Board issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively.  The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.

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

ITEM 3.                      CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company's management evaluated, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the Form 10-Q/A filing as of March 31, 2008

In June 2008, the Company determined that certain errors were made in the accounting for derivatives related to its YA Global financing as follows:

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

These errors required the Company to restate its consolidated financial statements for the year ended December 31, 2007 included in its 2007 Annual Report on Form 10-K and its condensed consolidated financial statements for the three months ended March 31, 2008. The decision to restate the consolidated financial statements was made by the Company’s Audit Committee.  The disclosure of the restatement and its impact on the originally reported amounts is disclosed in Note 9 of the Consolidated Financial Statements found in Part I, Item 1 of Form 10-Q/A.

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

(b) Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the nine months ended September 30, 2008, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.  As noted in 3(a) above, we noted a material weakness in our financial disclosure controls at March 31, 2008. We are in the process of updating our remediation process as noted in Item 3(a).

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

    We have reached a tentative settlement agreement with Mr. Tripkovich under which the Company will pay $22,000 to Mr. Tripkovich.  Payment was made on October 17, 2008.

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

14.1	Code of Ethics, filed as an exhibit to the annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 15, 2005 and incorporated herein by reference.

21.1	List of subsidiaries, filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on November 22, 2004 and incorporated herein by reference.
31.1	Certification of Kevan Casey, CEO
31.2	Certification of Kevan Casey, CFO
32.1	Certification for Sarbanes-Oxley Act of Kevan Casey, CEO
32.2	Certification for Sarbanes-Oxley Act of Kevan Casey, CFO

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature                                                                   Title                                                                                                                                Date

/s/ Kevan Casey                                                      Chief Executive Officer and Director                                                                           November 19, 2008
Kevan Casey